Form 10QSB
period 2007-06-30
BLUESKY SYSTEMS CORP
filed 2007-08-13
CIK 1310893

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

    For the Quarterly Period Ended June 30, 2007

[  ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

                 For the Transition Period From ____to _____

BLUESKY SYSTEMS, CORP.
(Exact name of small business issuer as specified in its charter)

Pennsylvania	05-6141009
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

191 Chestnut Street, Springfield, MA. 01103
(Address of principal executive offices)

(413) 734-3116
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of August 13, 2007: 15,793,933

INDEX TO FORM 10-QSB

Page No.
PART I

Item 1. Consolidated financial statements

Consolidated Balance Sheet - as of June 30, 2007 (Unaudited)	3

Consolidated Statements of Operations – Three and Six Months Ended June 30, 2007 and 2006 (Unaudited)	4

Consolidated Statements of Cash Flows - Six Months Ended June 30, 2007 and 2006 (Unaudited)	5

Notes to Consolidated financial statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations	7-15

Item 3. Quantitative and Qualitative Disclosures on Market Risk	15

Item 4. Controls and Procedures	16

PART II

Item 1. Legal Proceedings	16

Item 2. Changes in Securities	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	16

ITEM 1.

BLUESKY SYSTEMS, CORP.
Consolidated Balance Sheet
At June 30, 2007

Assets:
Current assets
Cash	$3,304
Accounts receivable	3,176

Total current assets	6,480

Fixed assets
Property and equipment	161,513
Accumulated depreciation	(23,559)

Total fixed assets	137,954

Total assets	$144,434

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and other current liabilities	$10,337
Current portion of mortgage payable	7,897

Total current liabilities	18,234

Long-term mortgage payable	165,952

Total liabilities	184,186

Stockholders' Deficit
Common stock, (50,000,000 shares authorized, 15,793,933 shares issued
and outstanding, par value $.001 per share)	15,794
Additional paid-in capital	265,350
Retained deficit	(320,896)

Total stockholders' deficit	(39,752)

Total liabilities and stockholders' deficit	$144,434

The accompanying notes are an integral part of these financial statements

BLUESKY SYSTEMS, CORP.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2007 and 2006

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	6/30/2007	6/30/2006	6/30/2007	6/30/2006

Rental income	$6,850	$7,381	$14,275	$14,831

Total revenue	6,850	7,381	14,275	14,831

Selling, general and administrative expenses	8,231	4,502	15,674	12,164

Net ordinary loss	(1,381)	2,879	(1,399)	2,667

Interest expense	(3,066)	(3,264)	(6,066)	(7,097)

Net loss	$(4,447)	$(385)	$(7,465)	$(4,430)

Net loss per share, basic and fully diluted	$ *	$ *	$ *	$ *

Weighted Average Common Shares Outstanding	15,793,933	15,570,600	15,793,933	15,570,600

* = Less than $.01 per share.

The accompanying notes are an integral part of these financial statements

BLUESKY SYSTEMS, CORP.
Consolidated Statement of Stockholders' Equity
For the Six Months Ended June 30, 2007

	Common
	Stock		Additional
	(Par Value	Common	Paid in	Retained
	$.001)	Shares	Capital	(Deficit)

Balances, January 1, 2007	$15,794	15,793,933	$261,750	$(313,431)

Contribution of capital from majority shareholder	$-	-	$3,600	$-

Net loss for the period	$-	-	$-	$(7,465)

Balances, June 30, 2007	$15,794	15,793,933	$265,350	$(320,896)

The accompanying notes are an integral part of these financial statements

BLUESKY SYSTEMS, CORP.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007

	6 Months Ended	6 Months Ended
	6/30/2007	6/30/2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,465)	$(4,430)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Depreciation	4,622	9,528
(Increase) decrease in operating assets:
Accounts receivable	(1,909)	(1,819)
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	8,361	60
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,609	3,339

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital from majority shareholder	3,600	-
Principal repayments of long term debt	(3,948)	(3,377)
NET CASH (USED IN) FINANCING ACTIVITIES	(348)	(3,377)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,261	(38)

CASH AND CASH EQUIVALENTS:
Beginning of period	43	1,895

End of period	$3,304	$1,857

OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for interest	$6,066	$7,097

Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

BLUESKY SYSTEMS, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of BlueSky Systems, Corp. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these consolidated financial statements should only be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements as included in our Form 10-KSB for the year ended December 31, 2006.

Interim Financial Information

The unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as of (at) June 30, 2007, and 2006, have been included. Readers of these consolidated financial statements should note that the interim results for the six month period ended June 30, 2007 is not necessarily indicative of the results that may be expected for the fiscal year as a whole.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Background - BlueSky System, Corp. (“The Company”) was organized under the laws of the State of Pennsylvania in June 2004 as a C-Corporation.  The Company owns one subsidiary, School Street Second Corp. (“The Subsidiary”). The purpose of the Subsidiary is to buy, sell, rent, and improve any and all aspects of real estate. The Subsidiary currently owns one building in Chicopee, Massachusetts.

Basis of Presentation - The consolidated financial statements included herein include the amounts of BlueSky Systems, Corp. and its subsidiary prepared under the accrual basis of accounting. All material intercompany accounts and transactions have been eliminated.

Management's Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 – NOTES PAYABLE

Mortgages incurred for the purchase of the rental property consist of the following:

Secured Commercial Mortgage to an unrelated party.
Dated May 27, 2005. Bearing 6.75%, Original amount $185,000. $173,849 balance at June 30, 2007.

NOTE 4 - GOING CONCERN

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $320,896 as of June 30, 2007. These factors raise substantial doubt about our ability to continue as a going concern.

Management's plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase revenues in an effort to generate positive cash flow. Additionally, we must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BlueSky Systems, Corp. is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this quarterly report on Form 10-QSB. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward-looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: the absence of contracts with customers or suppliers; our ability to maintain and develop relationships with customers and suppliers; our ability to successfully integrate acquired businesses or new brands; the impact of competitive products and pricing; supply constraints or difficulties; the retention and availability of key personnel; and general economic and business conditions.

We caution that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements and that the investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or circumstances. Consequently, no forward-looking statement can be guaranteed.

New factors emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Introduction

We were incorporated on September 21, 2004 under the laws of the State of Pennsylvania to engage in the business of buying, selling, renting, and improving real estate. We are an early stage company and currently own 100% of the common stock of School Street 2nd Corp., which, in turn, owns property in central downtown Chicopee, Massachusetts at 192 School Street. Specifically, we own a two-story building that consists of four units and generates revenue by rentals on units. We had four leases, of which three expired in May 2006. The expired leases are now considered month-to-month leases. We plan to continue in this line of business for the foreseeable future. Our executive offices are located at 191 Chestnut Street in Springfield, Massachusetts  01103. Our telephone number is (413) 734-3116. We are currently authorized to issue 50,000,000 shares of common stock. We currently have 15,793,933 shares of common stock issued and outstanding.

Our business plan is to buy more investment properties, which we believe have good cash flows or good cash flow potential, plus a favorable estimated resale value. We plan to lease our properties primarily to residential tenants. We plan to make limited improvements to our properties (on a case by case basis, if commercially reasonable), so that we can increase occupancy, improve cash flows, and enhance potential resale value.

THE BUILDING AT 192 SCHOOL STREET

On September 21, 2004, we acquired 100% of the common stock of School Street 2nd Corp., which in turn, owns 100% of a two-story apartment house, with four units in central downtown Chicopee, Massachusetts at 192 School Street, which the board of directors had identified as an acceptable business opportunity. We are obligated to a secured commercial mortgage to an unrelated party for $185,000 in order to obtain the property. As of December 31, 2006, the mortgage had been paid down to an aggregate of $169,900.

We have contracted with Lessard Property Management, Inc. to manage the leases on our behalf. Their contract fee for doing so is 8% of the collected rent, or $150 per project, whichever is greater. Mr. Bennett originally arranged the management agreement with Lessard when he owned the property, and that agreement was renewed from time to time with Lessard. The agreement between Lessard and Bennett is a month to month agreement which is automatically renewed but can be terminated by either party with one months notice. The agreement with Lessard remains in Mr. Bennett’s name, as Lessard required his personal guarantee. Mr. Bennett has assigned the rights in this agreement to us, though there is no written agreement. However, since Mr. Bennett owns roughly 80% of our company, we believe the assignment will continue.

OVERVIEW OF OUR MARKET AREA

The city of Chicopee lies on the outskirts of the Springfield, Massachusetts urban area, located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91.  Interstate 90 is the major east-west highway crossing Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. Chicopee is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut. Chicopee is located in Hampden County, Massachusetts, whose estimated 2006 population was 460,805.

The economy in our primary market area enjoys the presence of large employers such as the University of Massachusetts, Baystate Medical Center, Mass Mutual Life Insurance Company, Big Y Foods, Inc., Friendly Ice Cream Corporation, Old Colony Envelope, Hamilton Standard, Pratt and Whitney and Strathmore Paper Company. Other employment and economic activity is provided by financial institutions, eight other colleges and universities, seven other hospitals and a variety of wholesale and retail trade businesses.

Respected national economists have given mixed opinions about the market for multi-family rentals in 2006. However, according to Moody's, Economy.com and Fiserv Lending Solutions, Springfield MA is expected to see slight gains of 0.8%, while the rest of the state is expected to see significant losses as high as -3.0%.

Recent local developments, such as the proposed New Haven-Hartford-Springfield commuter rail line, have brought improvements to the local economy.  According to the NAI 2006 Global Market Report, although there will be some slowdown in the real estate market in Western Massachusetts, it is expected that the Springfield, Massachusetts area will not see a dramatic drop in market prices like many of the costal regions of the state.

The City of Chicopee Assessor's Office reported 2,579 multi-family units in 2006 and the Pioneer Valley Planning Commission's SOCDS Building Permits Database shows an increase of 120% in permits for multi-family structures in Springfield from 2002 to 2006.

These market factors form the setting in which we plan to execute our business model.

OUR PLAN TO ACQUIRE OTHER RENTAL PROPERTIES

Our business plan is to buy more rental properties that we believe are undervalued, compared to their cash flows and estimated resale value. Our strategy is to identify rental properties with a favorable purchase price relative to their market value, as well as positive cash flow. We plan to buy properties primarily leased to residential tenants. We are prepared to make some improvements to our properties (on a case by case basis, if commercially reasonable), so that we can increase occupancy, improve cash flows, and enhance potential resale value. However, given our current financial condition, we will most likely seek properties in the Springfield, Massachusetts area for the next 12 months.  However, after that time, we also plan to explore the possibility of acquiring additional properties in other areas of Western Massachusetts and possibly North Carolina.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We operate primarily in the Springfield, Massachusetts area. We plan to strengthen our position in these markets. We plan to expand our operations through our acquisition and improvement of real estate.

We presently own one two-story apartment house, with four units in Chicopee, Massachusetts, via our wholly-owned subsidiary, School Street 2nd Corp. We anticipate that we will begin to locate and negotiate for the purchase of additional properties during the first quarter of 2008. We hope to acquire additional real estate in the next 12 months, and to utilize the rental proceeds of those properties to pay our operating costs for that period; however, there are no assurances that this revenue will be sufficient to cover our operating costs. Accordingly, if our revenues are not sufficient, we will rely upon capital infusions from our director Duane Bennett; however, there are no assurances that Mr. Bennett will have sufficient funds to provide such capital infusions. He has made no assurance of the minimum or maximum capital amounts he could provide.

PROPERTY LOCATION PROCEDURES

We plan to conduct a preliminary analysis that consists of:

❖
Reviewing real estate sales information provided by local board of realtors associations and our review of the census tract increases. The information that we may obtain that would weigh in favor or our proceeding with a property acquisition would be:

o	High volume of real estate sales within the specific area
o	New schools and major commercial developments in the area
o	Improved state and city roads in the area

The information that we may obtain that would weigh against our proceeding with a property acquisition would be:
o	Hazardous waste in the area
o	Crime rates in the area that are higher than the national average (per 100,000 people, based on 2005 FBI Uniform Crime Reports, released Sept. 2006)
o	Vacancy rates of 10% or more in the area

The data that we analyze to determine whether to purchase properties are:

❖	Demographic data that suggests increased demand in a specific area. The data that would weigh in favor of our proceeding with a purchase would be:
o	Continued economic development in the area, such as a major corporation moving into the area creating new jobs and increasing residential housing demand.
o	Increase in the population’s median income levels of 5 – 10% per year for a certain area.
o	Lower than the national average of violent and property crimes in the area (per 100,000 people, based on 2005 FBI Uniform Crime Reports, released Sept. 2006)

❖	Demographic data that would weigh against a purchase would be:
o	Migration of industrial companies outside the area.
o	Decrease of 10% or more in median income levels
o	Violent and property crime rates in the area that are higher than the national average (per 100,000 people, based on 2005 FBI Uniform Crime Reports, released Sept. 2006)

In order to determine and evaluate the fastest growing areas, we will obtain reports from sources such as the Pioneer Valley Planning Commission, Western Massachusetts Economic Development Council, Massachusetts Alliance for Economic Development, and University of Massachusetts Donahue Institute's Economic and Public Policy Research unit. Most of the reports available through these organizations are free of charge and will provide detailed information that we will then study to determine the areas with good growth rates.

We will also rely on statistics provided by the U.S. Census Bureau to obtain information pertaining to population shifts and number of total people in a specific area. In addition, we plan to utilize economic, housing and population data available from such sources as the Massachusetts Office of Economic Development and Massachusetts Institute for Social and Economic Research to further assess the best areas in which to purchase property.

DETAILED MARKET AND FINANCIAL ANALYSIS

Our president will perform detailed market and financial analysis regarding each property we decide to review for purchase to determine whether the specific location is appropriate for acquisition and development. That detailed information will include the following:

❖	Number of properties on the market.
❖	Number of properties sold in the past 12 months.
❖	Sales prices asked per property.
❖	Sales price sold per property.
❖	Total square footage and acreage per property
❖	Total number of units per property.
❖	Total number of pending closings per property.

PURCHASE PROCEDURES

Once we have located a property that we may want to purchase, if it is not currently listed for sale, we will ascertain whether the owner is willing to sell the property*. We then negotiate a purchase price and ask the following questions of the prospective seller and/or obtain answers from third parties:

❖	When does the owner want to sell and close? Favorable conditions we look for regarding this factor are:
o	The seller is willing and able to sell within a six-month period.
o	Typically, the timing and motivation of sellers to enter into contract to sell may include several factors such as: estate planning, gifts to family, age, health and other personal factors.

❖	How much will the owner sell the land for? Favorable conditions we will look for regarding this factor are:
o	The price is below market value. We determine market value through appraisals and comparable sales reports in the area.
o	With respect to price, we would also consider value trends, such as historical yearly increases in property values

❖	Are there any defects on the title? Favorable conditions we will look for regarding this factor are:
o	No liens and/or encumbrances.
o	The buyer is able to deliver a clean title within the time we would like to close.

❖	Does the landowner have title insurance on the property? Favorable conditions we will look for regarding this factor are:
o	The landowner has title insurance on the property.
o	The landowner is able to secure title insurance on the property.
o	We would be able to obtain title insurance on the purchased property.

We will obtain the following documents from the seller during our due diligence on the property:

❖	General maps;
❖	Environmental reports
❖	Copies of existing zoning maps and regulations;
❖	Conduct land inspection procedures;
❖	Proposed zoning regulations;
❖	Deeds;
❖	Title insurance; and
❖	Tax bills.

We then verify the accuracy of these documents and determine how the information contained in the documents impacts the property that we are considering to purchase.

COMPETITIVE BUSINESS CONDITIONS

We face significant competition both in acquiring rental properties and in attracting renters. Our primary market area of residential multi-family unit rentals is highly competitive, and we face direct competition from a significant number of multi-family unit landlords, many with a local, state-wide or regional presence and, in some cases, a national presence. Many of these landlords are significantly larger and have greater financial resources than we do. Our competition for renters comes from newer built apartment complexes as well as older apartment buildings.

In addition, we face significant competition from home builders and land developers, because many renters have moved out of the rental market into single-family homes due to recent mortgage interest rates, which have reached 40-year lows in some cases. Nationally, there are over one hundred major land developers. Approximately 10% of these developers capture approximately 50% of the market for such developments. These developers have greater financial resources than we do and are better poised for market retention and expansion than we are. Specifically, our competition with national homebuilders is as follows:

❖	Pulte Homes;
❖	Ryan Homes;
❖	Ryland Homes;
❖	John Weiland Homes;
❖	Cresent Resources; and
❖	Harris Group

Of the builders listed above, Pulte Homes is the only one that currently operates in Massachusetts.  All the other builders operate in various states on the East Coast and throughout the country.

These national homebuilders purchase land or lots of vacant land parcels to build single-family homes, often in connection with nearby shopping centers and commercial buildings. The national homebuilders have substantial resources to enable them to build single-family homes for resale.

These builders engage in single-family home development and have greater financial resources than we do. In addition, these companies have greater operational resources because they are able to perform a variety of development tasks themselves. These companies purchase vacant land tracts and perform all the work necessary to construct the homes, such as land clearing and road development and then build the homes themselves. In contrast, we do not have the financial or operational resources to perform these tasks. These national and local builders are better equipped to acquire tracts of land equipped with these capabilities due to their operational and financial superiority over us.

We have no competitive advantages over any of the individuals and/or companies against whom we compete. We have significantly less capital, assets, revenues, employees and other resources than our local and/or national competition. There are no barriers to entry into this market.

RESULTS OF OPERATIONS

Revenues (for the three and six months ended June 30, 2007 and 2006).

Revenues decreased $531 or 7% to $6,850 for the three months ended June 30, 2007, respectively, as compared with $7,381 for the three months ended June 30, 2006, respectively. Revenues decreased $556 or 4% to $14,275 for the six months ended June 30, 2007, respectively, as compared with $14,831 for the six months ended June 30, 2006, respectively. Revenues consisted of rentals on residential rental properties. We had 4 leases, of which 3 expired in May 2006. The expired leases are now considered month-to-month leases.

All sales transactions were with unrelated parties.

Cost of Sales (for the three and six months ended June 30, 2007 and 2006).

None.

Expenses (for the three and six months ended June 30, 2007 and 2006).

Operating expenses for the three months ended June 30, 2007 increased $3,729 or 83% to $8,231. Operating expenses for the six months ended June 30, 2007 increased $3,510 or 29% to $15,674. The increase in expenses during this period was primarily attributable to increase in general and administrative expenses that pertained to repairs and maintenance which increased from $840 in the prior year to $2,617 in the current year. Accounting also increased by $12,437 in the current year.

We expect increases in expenses through the year 2007 as we move toward developing our business plan and registering our common stock. In addition, we expect cash outlays for professional fees to increase to around $40,000 per year for compliance with the reporting requirements of the Securities and Exchange Commission once our registration is deemed effective.

We do not have any lease agreements for our principal office and do not currently have any employment agreements.

Income Taxes (for the three and six months ended June 30, 2007 and 2006).

We had no provision for income taxes for the three and six months ended June 30, 2007 and 2006, respectively, due to our net loss.

If we incur losses, we may have a deferred tax asset. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. We do not currently have any net deferred tax assets.

Income/ Losses (for the three and six months ended June 30, 2007 and 2006).

We had a net loss of $4,447, or less than $.01 per common share for the three-month period ended June 30, 2007. This compares to a net loss of $385, or less than $.01 per common share for the same period ended June 30, 2006. We had a net loss of $7,465, or less than $.01 per common share for the six-month period ended June 30, 2007. This compares to a net loss of $4,430, or less than $.01 per common share for the same period ended June 30, 2006. The increases in net losses are attributable to the increase in general and administrative expenses as mentioned above.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the six months ended June 30, 2007 and 2006).

Cash flows provided by operations were $3,609 and $3,339 for the six months ended June 30, 2007 and 2006, respectively. These were mainly attributable to an increase in accounts payable and non-cash depreciation charges in both periods.

Cash flows used in financing activities were $348 and $3,377 for the six months ended June 30, 2007 and 2006, respectively. Cash flows used in these periods were due primarily to repayments on notes payable on our income producing rental property offset by the capital contributions in the current period from a shareholder.

Overall, we have funded our cash needs from inception through June 30, 2007 with a series of equity and debt transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

We had cash on hand of only $3,304 and a working capital deficit of $11,754 as of June 30, 2007. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during the remainder of 2007 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2007 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us. Our approximate offering expenses of $30,000 in connection with this offering have already been paid.

On a long-term basis, liquidity depends on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. We are considering launching a local advertising campaign. Our current capital and revenues are insufficient to fund such marketing. If we choose to launch such a campaign, we will require substantially more capital. If necessary, we will raise this capital through an additional stock offering. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

- Seek projects of lesser value or that may be less profitable
- Seek smaller projects, which are less capital intensive, in lieu of larger projects; or
- Seek projects that are outside our geographical area to generate some revenue for us.

Demand for our rental services will be dependent on, among other things, market acceptance of our services, the real estate market in general and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of rents from residential properties, our business operations may be adversely affected by our competitors and prolonged recession periods.

Our success will depend upon implementing our plan of operations and the risks associated with our business plans. We operate a small real estate rental business in the Springfield, Massachusetts area. We plan to strengthen our position in this market. We also plan to expand our operations in the Springfield area, as well as identify possible investment properties in China through our strategic alliance with China World Trade.

Going concern

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $320,896 as of June 30, 2007. These factors raise substantial doubt about our ability to continue as a going concern.

Management's plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase revenues in an effort to generate positive cash flow. Additionally, we must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 2.      Changes in Securities

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information

None.

Item 6.      Exhibits and Reports on Form 8-K

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302 (included in Exhibit 31.1)
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUESKY SYSTEMS, CORP. (Registrant)

Date: August 13, 2007	By:	/s/ Karol Kapinos
Karol Kapinos President, Chief Executive Officer, and Chief Financial Officer

* We plan to evaluate properties not listed for sale because of the potential benefit of acquiring a property in a particular location at a lower cost by not having to pay realtor commissions or other costs and fees associated with purchasing properties only listed for sale with realtors.