Form 10QSB
period 2007-09-30
BLUESKY SYSTEMS CORP
filed 2007-11-27
CIK 1310893

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Number of shares of common stock outstanding as of November 27, 2007: 15,793,933

INDEX TO FORM 10-QSB

Page No.
PART I

Item 1. Consolidated financial statements

Consolidated Balance Sheet - as of September 30, 2007 (Unaudited)	3

Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)	4

Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2007 and 2006 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6-7

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures on Market Risk	17

Item 4. Controls and Procedures	17

PART II

Item 1. Legal Proceedings	18

Item 2. Changes in Securities	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	18

ITEM 1.

BLUESKY SYSTEMS, CORP.
Consolidated Balance Sheet
At September 30, 2007

Assets:
Current assets
Cash	$3,077
Accounts receivable	3,176

Total current assets	6,253

Fixed assets
Property and equipment	161,513
Accumulated depreciation	(25,870)

Total fixed assets	135,643

Total assets	$141,896

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and other current liabilities	$8,845
Current portion of mortgage payable	7,897

Total current liabilities	16,742

Long-term mortgage payable	163,978

Total liabilities	180,720

Stockholders' Deficit
Common stock, (50,000,000 shares authorized, 15,793,933 shares issued
and outstanding, par value $.001 per share)	15,794
Additional paid-in capital	268,750
Retained deficit	(323,368)

Total stockholders' deficit	(38,824)

Total liabilities and stockholders' deficit	$141,896

The accompanying notes are an integral part of these financial statements

BLUESKY SYSTEMS, CORP.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2007 and 2006

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	9/30/2007	9/30/2006	9/30/2007	9/30/2006

Rental income	$6,875	$7,196	$21,150	$22,027

Total revenue	6,875	7,196	21,150	22,027

Selling, general and administrative expenses	6,301	10,316	21,975	22,922

Net ordinary (loss)	574	(3,120)	(825)	(895)

Interest expense	(3,046)	(3,061)	(9,112)	(9,716)

Net (loss)	$(2,472)	$(6,181)	$(9,937)	$(10,611)

Net (loss) per share, basic and fully diluted	$ *	$ *	$ *	$ *

Weighted Average Common Shares Outstanding	15,793,933	15,570,600	15,793,933	15,570,600

* = Less than $.01 per share.

The accompanying notes are an integral part of these financial statements

BLUESKY SYSTEMS, CORP.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007

	9 Months Ended	9 Months Ended
	9/30/2007	9/30/2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,937)	$(10,611)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Depreciation	6,933	14,292
(Increase) decrease in operating assets:
Accounts receivable	(1,909)	(538)
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	6,869	136
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,956	3,279

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital from majority shareholder	7,000	-
Principal repayments of long term debt	(5,922)	(5,165)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,078	(5,165)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,034	(1,886)

CASH AND CASH EQUIVALENTS:
Beginning of period	43	1,895

End of period	$3,077	$9

OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for interest	$9,112	$9,716

Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

BLUESKY SYSTEMS, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (UNAUDITED)

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

Interim Financial Information

The unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as of (at) September 30, 2007, and 2006, have been included. Readers of these consolidated financial statements should note that the interim results for the nine month period ended September 30, 2007 is not necessarily indicative of the results that may be expected for the fiscal year as a whole.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Background - BlueSky Systems, Corp. (“The Company”) was organized under the laws of the State of Pennsylvania in June 2004 as a C-Corporation.  The Company owns one subsidiary, School Street Second Corp. (“The Subsidiary”). The purpose of the Subsidiary is to buy, sell, rent, and improve any and all aspects of real estate. The Subsidiary currently owns one building in Chicopee, Massachusetts.

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

BLUESKY SYSTEMS, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 3 – NOTES PAYABLE

Mortgages incurred for the purchase of the rental property consist of the following:

Secured Commercial Mortgage to an unrelated party.
Dated May 27, 2005. Bearing 6.75%, Original amount $185,000. $171,875 balance at September 30, 2007.

NOTE 4 - GOING CONCERN

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $323,368 as of September 30, 2007. These factors raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Revenues (for the three and nine months ended September 30, 2007 and 2006).

Revenues decreased $321 or 4% to $6,875 for the three months ended September 30, 2007, respectively, as compared with $7,196 for the three months ended September 30, 2006, respectively. Revenues decreased $877 or 4% to $21,150 for the nine months ended September 30, 2007, respectively, as compared with $22,027 for the nine months ended September 30, 2006, respectively. Revenues consisted of rentals on residential rental properties. We had four leases, of which three expired in May 2006. The expired leases are now considered month-to-month leases.

All sales transactions were with unrelated parties.

Cost of Sales (for the three and nine months ended September 30, 2007 and 2006).

None.

Expenses (for the three and nine months ended September 30, 2007 and 2006).

Operating expenses for the three months ended September 30, 2007 decreased $4,015 or 39% to $6,301. Operating expenses for the nine months ended September 30, 2007 decreased $947 or 4% to $21,975. The decrease in expenses during this period was primarily attributable to decrease in general and administrative expenses that pertained to fewer repairs and maintenance which decreased in the third quarter of 2007.

We expect increases in expenses through the year 2007 as we move toward developing our business plan and registering our common stock. In addition, we expect cash outlays for professional fees to increase to around $20,000 per year for compliance with the reporting requirements of the Securities and Exchange Commission once our registration is deemed effective.

We do not have any lease agreements for our principal office and do not currently have any employment agreements.

Income Taxes (for the three and nine months ended September 30, 2007 and 2006).

We had no provision for income taxes for the three and nine months ended September 30, 2007 and 2006, respectively, due to our net loss.

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

Income/Losses (for the three and nine months ended September 30, 2007 and 2006).

We had a net loss of $2,472, or less than $.01 per common share for the three-month period ended September 30, 2007. This compares to a net loss of $6,181, or less than $.01 per common share for the same period ended September 30, 2006. We had a net loss of $9,937, or less than $.01 per common share for the nine-month period ended September 30, 2007. This compares to a net loss of $10,611, or less than $.01 per common share for the same period ended September 30, 2006. The increases in net losses are attributable to the increase in general and administrative expenses as mentioned above.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the nine months ended September 30, 2007 and 2006).

Cash flows provided by operations were $1,956 and $3,279 for the nine months ended September 30, 2007 and 2006, respectively. These were mainly attributable to an increase in accounts payable and non-cash depreciation charges in both periods.

Cash flows provided by (used in) financing activities were $1,078 and $(5,165) for the nine months ended September 30, 2007 and 2006, respectively. Cash flows used in these periods were due primarily to repayments on notes payable on our income producing rental property offset by the capital contributions in the current period from a shareholder.

Overall, we have funded our cash needs from inception through September 30, 2007 with a series of equity and debt transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

We had cash on hand of only $3,077 and a working capital deficit of $10,489 as of September 30, 2007. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during the remainder of 2007 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2007 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Going concern

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $323,368 as of September 30, 2007. These factors raise substantial doubt about our ability to continue as a going concern.

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

BLUESKY SYSTEMS, CORP. (Registrant)

Date: November 27, 2007	By:	/s/ Karol Kapinos
Karol Kapinos President, Chief Executive Officer, and Chief Financial Officer