Form 10KSB
period 2007-12-31
BLUESKY SYSTEMS CORP
filed 2008-03-05
CIK 1310893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-52548

BLUESKY SYSTEMS, CORP.
(Name of Small Business Issuer in its Charter)

Pennsylvania	05-6141009
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

191 Chestnut Street, Springfield, MA 01103
(Address of Principal Executive Offices)

(413) 734-3116
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐   No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Registrant’s revenues for its fiscal year ended December 31, 2007 were $28,650.

The aggregate market value of the issuer’s Common Stock held by non-affiliates: N/A

Number of shares of common stock outstanding as of March 4, 2008: 15,793,933

Transitional Small Business Disclosure Format (check one):    ☐  Yes   ☒  No

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I

Item 1. Description of Business.

Introduction

We were incorporated on September 21, 2004 under the laws of the State of Pennsylvania to engage in the business of buying, selling, renting, and improving real estate. We are an early stage company and currently own 100% of the common stock of School Second Corp., which, in turn, owns property in central downtown Chicopee, Massachusetts at 192 School Street. Specifically, we own a two-story building that consists of four units and generates revenue by rentals on units. We had four leases, of which three expired in May 2006. The expired leases are now considered month-to-month leases. We plan to continue in this line of business for the foreseeable future. Our executive offices are located at 191 Chestnut Street in Springfield, Massachusetts 01103. Our telephone number is (413) 734-3116. We are currently authorized to issue 50,000,000 shares of common stock. We currently have 15,793,933 shares of common stock issued and outstanding.

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

As shown in the accompanying audited financial statements, we have suffered recurring losses from operations since our inception. We experienced losses of $18,729 and $65,050 during 2007 and 2006, respectively. We had a total accumulated deficit of $332,159 as of December 31, 2007. These factors raise substantial doubt about our ability to continue as a going concern.

It should be noted that there is a relationship between our company, Axiom III, Inc. and Moixa III, Inc., such as similarities between business plans and in the individuals operating these organizations. As a result, our business operations and the business operations of Axiom III and Moixa III will not just interact but will greatly affect each other. To some degree, these three companies are competing against each other, and as such could be forced out of business. Since all real estate is unique, these three businesses will compete for the opportunity to select and purchase property. In addition, the three entities will compete for investment capital and skilled management. As an investor, you should be acutely aware of these issues and carefully consider all of the conflicts prior to investing in our company.

Duane Bennett, our Secretary and Director and trustee of our majority shareholder has been heavily involved with Axiom, III in the past. From 2003 to 2007 Mr. Bennett had been a Director of Axiom III, Inc., a company with a very similar business plan to our own. Axiom III was incorporated in Nevada in June 2004 to engage in the business of buying, selling, renovating and renting real estate. As of October 10, 2007 the Axiom III, Inc. entered into a Share Exchange Agreement (“Agreement”), between and among Axiom III, Inc., Eastern Concept Development Ltd., (“Eastern”) a corporation organized and existing under the laws of Hong Kong a Special Administrative Region of the Peoples’ Republic of China, Mr. Benny Lee, the shareholder of Eastern (“Eastern Shareholder”), Foshan Wanzhi Electronic Technology Co., Ltd. (“Foshan”), a corporation organized under the laws of the Peoples’ Republic of China, Jun Chen the representative of the shareholders of Foshan (“Foshan Shareholders”) and Duane Bennett, the Chief Executive Officer and Director of Registrant ("Mr. Bennett").
Pursuant to the Agreement Axiom III, Inc. acquired one hundred percent (100%) of all of the issued and outstanding share capital of Eastern from the Eastern Shareholder in exchange for 35,351,667 shares of common stock of the Registrant.

In furtherance of the Agreement, the respective Boards of Directors of Axiom III, Inc. and Eastern, have approved the exchange, pursuant to which one hundred percent (100%) of the share capital of Eastern (the "Eastern Concept Share Capital”) issued and outstanding prior to the exchange, was exchanged by the Eastern Shareholder or their designee in the aggregate for 35,351,667 shares of common stock, $.001 par value, of the Registrant (the "AXIO Common Stock").
Subsequent to the share exchange, Eastern acquired from the Foshan Shareholders, all of the share capital of Foshan for approximately $1.3 million, and Foshan became an indirect wholly owned subsidiary of Axiom III, Inc.

The Eastern Shareholder also paid an amount equal to $262,500 as additional consideration to North East Nominee Trust.  The North East Nominee Trust was the majority shareholder of Axiom III, Inc., and Mr. Bennett is the trustee.  His children are beneficiaries of the North East Nominee Trust.

Mr. Bennett currently has no relationship with Axiom III, Inc. other than as trustee of one of the major shareholders of Axiom III, Inc. but his past relationship should be cautiously noted.

Please be advised that:

•
Our President, Karol Kapinos and our only other officer Duane Bennett, also control Moixa III.  Additionally, our 79% controlling shareholder, the Northeast Nominee Trust to which Duane Bennett is the sole trustee and to which Mr. Bennett’s children are the sole beneficiaries, also holds a controlling majority position in Moxia III.

•	Axiom III and Moixa III have the same business plan as us and operate in the same city
•	Axiom III and Moixa III are managed by the same property management company, Lessard Property Management Services, Inc.
•
Mr. Bennett has previously established three reporting companies in the real estate industry and caused all three of those companies to merge with private companies in unrelated businesses. Although Mr. Bennett and Mr. Kapinos have no intention to seek a business combination transaction for Bluesky Systems at this time, there is no guarantee that they will not change their mind and seek such a business combination transaction in the future.

While we note that there are many risks and conflicts regarding our commingled relationships, we also believe that we can effectively mitigate these risks through independent voting and compartmentalization of assets and opportunity.  However, since we do not have these procedures in place at this time, we cannot guarantee that these risks will be effectively mitigated.  We will not know whether we can mitigate these risks until our procedures to do so are formulated, but we have made a business decision not to begin this process until we obtain an effective registration statement.

At this point in time we have not formally documented our procedure for compartmentalization of assets between ourselves and our sister companies since all companies are still in the development stage. Presently, we feel it might be wasted effort to fully outline and document these procedures since they will likely change as the market develops and as the companies mature. Once we obtain an effective registration statement we plan to initiate the development of these formal rules and procedures.

We are filing a Form 10-SB registration statement on a voluntary basis. Management believes that as a fully reporting company we may be able to list our common stock to the Over the Counter Bulletin Board (OTCBB). Our shares would only be quoted on the OTCBB, if possible. The additional benefits of having our shares quoted on the OTCBB, if and when that should happen, would be having the ability to raise any additional capital that we may need for operations, creating liquidity in our stock for investors, being able to use our stock to attract and retain additional personnel should it be necessary to do so, and greater visibility and potential for publicity than a private enterprise, which would help us more effectively market our company. We would achieve higher visibility as a public company in that press releases that we make known at the same time to the public community would be seen by more people in the community than if we were private and not issue press releases. This, in turn, increases our chances of becoming more visible to people we would not otherwise have had an opportunity to.

THE BUILDING AT 192 SCHOOL STREET

On September 21, 2004, we acquired 100% of the common stock of School Second Corp., which in turn, owns 100% of a two-story apartment house, with four units in central downtown Chicopee, Massachusetts at 192 School Street, which the board of directors had identified as an acceptable business opportunity. We are obligated to a secured commercial mortgage to an unrelated party for $185,000 in order to obtain the property. As of December 31, 2007, the mortgage had been paid down to an aggregate of $170,896.

We have contracted with Lessard Property Management, Inc. to manage the leases on our behalf.  Their contract fee for doing so is 8% of the collected rent, or $150 per project, whichever is greater.  Mr. Bennett originally arranged the management agreement with Lessard when he owned the property, and that agreement was renewed from time to time with Lessard.  The agreement between Lessard and Bennett is a month to month agreement which is automatically renewed but can be terminated by either party with one months notice. The agreement with Lessard remains in Mr. Bennett’s name, as Lessard required his personal guarantee. Mr. Bennett has assigned the rights in this agreement to us, and since Mr. Bennett owns roughly 80% of our company, we believe the assignment will continue. There is no relationship between us and Lessard and between Mr. Bennett and Lessard.

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

We presently own one two-story apartment house, with four units in Chicopee, Massachusetts, via our wholly-owned subsidiary, School Second Corp. We anticipate that we will begin to locate and negotiate for the purchase of additional properties during the first quarter of 2008. We hope to acquire additional real estate in the next 12 months, and to utilize the rental proceeds of those properties to pay our operating costs for that period; however, there are no assurances that this revenue will be sufficient to cover our operating costs. Accordingly, if our revenues are not sufficient, we will rely upon capital infusions from our director Duane Bennett; however, there are no assurances that Mr. Bennett will have sufficient funds to provide such capital infusions. He has made no assurance of the minimum or maximum capital amounts he could provide.

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

DETAILED MARKET AND FINANCIAL ANALYSIS

Our Secretary will perform detailed market and financial analysis regarding each property we decide to review for purchase to determine whether the specific location is appropriate for acquisition and development. That detailed information will include the following:

❖	Number of properties on the market.
❖	Number of properties sold in the past 12 months.
❖	Sales prices asked per property.
❖	Sales price sold per property.
❖	Total square footage and acreage per property
❖	Total number of units per property.
❖	Total number of pending closings per property.

Our secretary is a licensed realtor which provides the education for the above reviews. He acquired training from his past experiences with ABC Realty, Inc. and Xenicent, Inc. (FKA Great Land Development Corp.)

The activities that our secretary engaged in with both of the above noted companies prior to their business combinations with unrelated businesses in unrelated industries are identifying perceived under valued properties, developing such properties by trying to add value in making the properties more valuable, and subsequently reselling such properties to individual customers.

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

* We plan to evaluate properties not listed for sale because of the potential benefit of acquiring a property in a particular location at a lower cost by not having to pay realtor commissions or other costs and fees associated with purchasing properties only listed for sale with realtors. Since, in this case, there would not be a seller’s agent, there is a chance that we can get a better price on the property since a seller would not have to pay a realtor a commission. Therefore, the seller would not have to absorb the realtor’s commission in to his or hers selling price, which there is a chance a seller would do in order to obtain his or her needed price on a property.

OUR FINANCING PROCEDURES

We will attempt to obtain financing from local banks doing business within the area where we are attempting to purchase property. In the past, our director, Mr. Bennett, has personally guaranteed repayment of debt for property purchases along with necessary corporate guarantees for us as well as for two other companies, Axiom III, Inc. and Moixa III, Inc. We do not have any written agreements now or in the past with Mr. Bennett, obligating him to guarantee repayment of future debt or any of our other obligations. Mr. Bennett is not otherwise under any legal obligation to provide us with capital.

When obtaining financing we will look for mortgages at the then current lending rates but will also consider interest rates as high as 11% if we are able to purchase a property at least 25% below its existing market value, as determined by an appraiser.

Our credit status was sufficient enough for us to acquire our current building at 192 School Street so long as we had a personal guarantee of Mr. Bennett. We believe we can use this same approach for future purchases.

In order to finance down payments of property purchases in the future, if applicable, we can seek debt or equity funding from related parties, including our director, as discussed above. If necessary, we will also attempt to raise capital from unrelated investors in the form of a debt or equity offering.

The procedures for obtaining our financing are as follows:

1.	File loan application.
2.	Credit checks, property appraisal done.

3.	Loan documents drafted.
4.	Down payment made that is typically approximately 5 to 10% of the appraised value.

5.	Institution lends funds for the balance, less certain transaction fees that are typically between approximately 2 to 3%.
6.	A lien is then filed with the appropriate recorder’s office.
There are no assurances that our financing procedures will be adequate to secure the funds needed to sustain our operations.

DISTRIBUTION

We have no distribution agreements in place with anyone. We plan to sell the properties we acquire primarily through direct selling efforts involving established real estate brokers and property managers and corporations that may have a need for residential and/or commercial real estate. We plan to contract with real estate brokers, sub-contractors and other agents to assist in us on a project-by-project basis.

NEW PRODUCTS OR SERVICES

We currently have no new products or services announced to the public. We will make public announcement in the future upon entering into material contracts to acquire any new real estate projects.

COMPETITIVE BUSINESS CONDITIONS

We face significant competition both in acquiring rental properties and in attracting renters. Our primary market area of residential multi-family unit rentals is highly competitive, and we face direct competition from a significant number of multi-family unit landlords, many with a local, state-wide or regional presence and, in some cases, a national presence. Many of these landlords are significantly larger and have greater financial resources than us. Our competition for renters comes from newer built apartment complexes as well as older apartment buildings.

In addition, we face significant competition from home builders and land developers, because many renters have moved out of the rental market into single-family homes due to recent mortgage interest rates, which have reached 40-year lows in some cases. Nationally, there are over one hundred major land developers. Approximately 10% of these developers capture approximately 50% of the market for such developments. These developers have greater financial resources than we do and are better poised for market retention and expansion than we are. Specifically, our competition with national homebuilders is as follows:

❖	Pulte Homes;
❖	Ryan Homes;
❖	Ryland Homes;
❖	John Weiland Homes;
❖	Crescent Resources; and
❖	Harris Group

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

INTELLECTUAL PROPERTY

At present, we do not have any patents, trademarks, licenses, franchises, concessions, and royalty agreements, labor contracts or other proprietary interests.

GOVERNMENT REGULATION ISSUES

We are subject to applicable provisions of federal and state securities laws and to regulations specifically governing the real estate industry, including those governing fair housing and federally backed mortgage programs. Our operations will also be subject to regulations normally incident to business operations, such as occupational safety and health acts, workmen's compensation statutes, unemployment insurance legislation and income tax and social security related regulations. Although we will use our best efforts to comply with applicable regulations, we can provide no assurance of our ability to do so, nor can we fully predict the effect of these regulations on our proposed activities.

RESEARCH AND DEVELOPMENT

We have spent no funds on research and development.

EMPLOYEES

Presently, we have no employees. We have no employment agreements with any of our management. We do not anticipate hiring any additional employees in the next 12 months.

RISK FACTORS

INVESTING IN THE SHARES OF COMMON STOCK OFFERED IN THIS PROSPECTUS INVOLVES A HIGH DEGREE OF RISK. WE CANNOT ASSURE THAT WE WILL EVER GENERATE REVENUES, DEVELOP OPERATIONS, OR MAKE A PROFIT.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND NEAR ABSENCE OF REVENUES, EVALUATING OUR BUSINESS AND PROSPECTS MAY BE DIFFICULT.

While our competitors have operated real estate businesses for a significant period of time, we have only had limited operations and a near absence of revenues since our inception in September 2004. As a result, we have a limited operating history upon which you can evaluate us and our prospects. In addition, we have an accumulated deficit of $332,159 since inception through December 31, 2007. These uncertainties increase the risk that you may lose your investment.

WE DO NOT EXPECT TO PAY DIVIDENDS ON OUR COMMON STOCK, THUS YOU MAY NEVER RECEIVE A RETURN ON YOUR INVESTMENT IN OUR COMMON STOCK.

To date, we have not paid any dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any payment of future dividends and the amounts thereof will depend upon our earnings, financial requirements and other factors deemed relevant by our board of directors. Thus, there is a greater risk you may never receive a return on your investment in our common stock.

THERE IS NO TRADING MARKET FOR OUR SHARES OF COMMON STOCK, AND YOU MAY BE UNABLE TO SELL YOUR SHARES.

There is not, and has never has been, a trading market for our securities. There is no established public trading market or market maker for our securities. There can be no assurance that a trading market for our common stock will be established or that, if established, can be sustained. Thus, there is a risk that you may never be able to sell your shares.

OUR LACK OF AN ESTABLISHED BRAND NAME AND RELATIVE LACK OF RESOURCES COULD DECREASE OUR ABILITY TO COMPETE IN THE REAL ESTATE MARKET EFFECTIVELY.

We do not have an established brand name or reputation in the residential real estate business. We also have a relative lack of resources to conduct our business operations. Thus, we may have difficulty effectively competing with companies that have greater name recognition and resources than we do. Presently, we have no patents, copyrights, trademarks and/or service marks that would protect our brand name or our proprietary information, nor do we have any current plans to file applications for such rights. Our inability to promote and/or protect our brand name may decrease our ability to compete effectively in the residential real estate market.

WE HAVE SUBSTANTIAL NEAR-TERM CAPITAL NEEDS; WE MAY BE UNABLE TO OBTAIN THE ADDITIONAL FUNDING NEEDED TO ENABLE US TO OPERATE PROFITABLY IN THE FUTURE AND MAY BE REQUIRED TO CURTAIL OPERATIONS OR SHUT DOWN COMPLETELY.

We will need additional funding over the next twelve months to develop our business. The estimated need for funds could be as little as $45,000 or as high as $1,000,000, depending on the properties we plan to acquire and the maintenance of current facilities. Please note that the $45,000 amount above consists of $25,000 in cash to purchase such properties as discussed in more detail in this paragraph plus $20,000 which covers additional expense related to our newly acquired reporting obligation. For instance, if we can purchase a property with as little money down, such as low as 5% for illustrative purposes, then we would only require the low end of the above range, or about $25,000 in cash, exclusive of the $20,000 which covers the expense of our newly acquired reporting obligation, to purchase such property costing $500,000 for illustrative purposes. On the other hand, if we purchase a property with only cash and without borrowing, then we would spend as much as $500,000 on the same purchase in the illustration above. If two of these properties are purchased with no borrowings, then we would spend $1,000,000 as an example. In addition, much depends of the quality of the property. For example, the property may require significant expenditures to obtain a certificate of occupancy for it. As of December 31, 2007, we had no liquid assets with which to pay our expenses. In addition, we have a secured commercial mortgage for $185,000 bearing interest rate of 6.75%, which had been paid down to an aggregate of $170,896 as of December 31, 2007. Accordingly, we will seek outside sources of capital such as conventional bank financing; however, there can be no assurance that we will be able to obtain favorable terms for such financing. If adequate funds are not available, we may be required to curtail operations or shut down completely.

WE MAY NEED TO ISSUE MORE STOCK, WHICH COULD DILUTE YOUR STOCK

If we do not have enough capital to meet our future capital requirements, we may need to conduct additional capital-raising in order to continue our operations. To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities could result in dilution to our shareholders and/or increased debt service commitments. Accordingly, if we issue additional stock, it could reduce the value of your stock.

OUR PRINCIPAL STOCKHOLDER CONTROLS OUR BUSINESS AFFAIRS, SO YOU WILL HAVE LITTLE OR NO PARTICIPATION IN OUR BUSINESS AFFAIRS.

Currently, our principal stockholder, Duane Bennett, owns approximately 80% of our common stock. Most of this stock is held by the Northeast Nominee Trust. Duane Bennett is the sole trustee of this trust. As a result, he will have control over all matters requiring approval by our stockholders and can outvote all minority stockholders. In addition, he will be able to elect all of the members of our Board of Directors, which will allow him to significantly control our affairs and management. He will also be able to affect most corporate matters requiring stockholder approval by written consent, without the need for a duly noticed and duly-held meeting of stockholders. Accordingly, you will be limited in your ability to effect change in how we conduct our business.

IF WE LOSE THE SERVICES OF OUR KEY DIRECTOR, OUR BUSINESS COULD LOSE MONEY OR SHUT DOWN COMPLETELY.

Our success is heavily dependent upon the continued active participation of our key director, Duane Bennett. Mr. Bennett has twenty years of experience in the real estate business selling, buying and renovating multifamily homes in the Springfield, Massachusetts area and land development and buying and selling real estate in the Massachusetts area. If we lost Mr. Bennett’s services, we could lose money or shut down completely. We do not maintain "key person" life insurance on Mr. Bennett. We do not have a written employment agreement with Mr. Bennett. There can be no assurance that we will be able to recruit or retain other qualified personnel, should it be necessary to do so.

WE DO NOT HAVE ANY PLANS TO HIRE ADDITIONAL PERSONNEL FOR AT LEAST THE NEXT TWELVE MONTHS, WHICH MAY CAUSE SUBSTANTIAL DELAYS IN OUR OPERATIONS.

Although we plan to expand our business and operations, we have no plans to hire additional personnel for at least the next twelve months. As we expand our business there will be additional strains on our operations due to increased cost. In addition, expanded operations of our business may create additional demand for the time and services of our president, who currently devotes approximately 10 hours per week to our business. We now only have the services of our president to accomplish our current business and our planned expansion. If our growth outpaces his ability to provide services and we do not hire additional personnel, it may substantially delay our operations.

OUR MANAGEMENT MAY HAVE POSSIBLE CONFLICTS OF INTEREST THAT MAY REDUCE THE LEVEL OF BUSINESS WE CONDUCT OR EXPANSION WE PURSUE.

Our officers and directors are involved in other business activities (such as other investments in the real estate market) and may, in the future become involved in other business opportunities that may reduce the level of business we conduct or expansion we pursue. If another business opportunity becomes available, our officers and directors may face a conflict in selecting between us and their other business interests. We have not formulated a policy for the resolution of such conflicts. We have no current plans to engage in further transactions with Mr. Bennett or our other officers, directors, or owners. However, future transactions or arrangements between or among our officers, directors and shareholders, and companies they control, may occur, and may result in conflicts of interest, which may reduce the level of business we conduct or the level of expansion we pursue.  Duane Bennett and Karol Kapinos are large shareholders in our company; in addition these individuals are also involved with Axiom III and Moixa III.  Axiom III is a publicly held company with a very similar business plan to our own.  Information about this company can be found in the Edgar filing system.  Moixa III is a privately held company; however it is currently in the process of registering its stock for public sale.  Moixa III also has a very similar business plan to our own.  Further information on Moixa III can be found in the Edgar filing system. These two companies also compete in our market area and own properties of a similar nature in the same vicinity as ours.  Since our shareholders and management have an interest in Axiom III and Moixa III and given the similarities between all three companies there is an inherent conflict of interest between our company, Moixa III and Axiom III.  We have taken steps to minimize these risks through our property selection procedures discussed in detail below and the companies have different presidents and management, however we cannot guarantee that these steps will be effective in minimizing possible conflicts of interest.

WE FACE INTENSE COMPETITION, WHICH PUTS US AT A COMPETITIVE DISADVANTAGE; IF WE ARE UNABLE TO OVERCOME THESE COMPETITIVE DISADVANTAGES, WE MAY NEVER BECOME PROFITABLE.

We face intense competition from companies engaged in similar businesses. We will compete with numerous companies that lease or sell residential real estate both over the Internet and via traditional forms of business. We anticipate that competition will intensify within Internet distribution channels, which we do not utilize. Many of our competitors have significantly greater customer bases, operating histories, financial, technical, personnel and other resources than we do, and may have established reputations for success in the real estate industry. There can be no assurance that we will be able to compete effectively in the highly competitive real estate industry. As a response to changes in the competitive environment, we may from time to time make certain service, marketing or supply decisions or acquisitions that could reduce our revenues, increase our expenses, or alter our pricing in a way that would diminish or prevent our profitability.

WE HAVE INCURRED LOSSES FROM OPERATIONS AND LIMITED CASH, WHICH RAISES SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

As of December 31, 2007, our accumulated deficit was $332,159. Our cash flows provided by (used in) operations were $(3,942) and $2,701 for the years ended December 31, 2007 and December 31, 2006, respectively. We have incurred losses from operations and limited cash that raises substantial doubt as to whether we can continue as a going concern.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to security holders. If we should choose to create an annual report, it will contain audited financial statements. We intend to file all of our required information with the SEC. We plan to file our Forms 10-KSB, 10-QSB, and all other forms that are or may become applicable with the SEC.

The public may read and copy any materials that are filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by us with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov.

Item 2. Description of Property

Currently we do not own any property for the use of administration nor do we have any plans to acquire any property in the future for such use. We are currently operating out of offices located at 191 Chestnut Street in Springfield, Massachusetts. We occupy approximately 200 square feet, which we feel is adequate for our present and planned future operations. We pay no rent for the use of this space. We have no current plans to occupy other or additional office space.

Location and Description

We currently own a two-story building that consists of four units in central downtown Chicopee, Massachusetts at 192 School Street. We had four leases, of which two expired in May 2006, a third will expire on September 30, 2007 and the fourth lease is valid through June 30, 2008. The lease term for all leases is 12 months. The expired leases are now considered month-to-month leases. Aggregate gross rental income from these tenants is $2,500 per month or $30,000 per year.

Investment Policies

Our policy is to actively pursue the acquisition of real estate for investment income and appreciation in property value. We intend to place an emphasis on acquiring residential rental property which management feels is undervalued. Our policy is to focus primarily on favorable terms of financing (i.e., competitive interest rates and loan to equity ratios) and potential return on capital. We intend to look for residential rental properties that can be purchased for less than market value.

We have no present intention to invest in first or second mortgages, securities of companies primarily engaged in real estate activities, or interests in real estate investment trusts or real estate limited partnerships. However, our board of directors is not precluded in the future from participating in such investments.

We currently have no limitations on the percentage of assets which may be invested in any one investment or the type of securities or investments we may buy. However, the board of directors in its discretion may set policies without a vote of our securities holders regarding the percentage of assets which may be invested in any one investment, or type of investment. Our current policy is to evaluate each investment based on its potential capital return to us on a relatively short term basis. Furthermore, we do not plan to enter into the business of originating, servicing or warehousing mortgages or deeds of trust, except as may be incidental to its primary purpose of acquiring and renting real estate.

Description of Real Estate and Operating Data

Our primary asset is the two-story building consisting of four units located at 192 School Street in Chicopee, Massachusetts. We are obligated to a secured commercial mortgage to an unrelated party for $185,000 in order to obtain the property. As of December 31, 2007, the mortgage had been paid down to an aggregate of $170,896. No prepayment penalty provisions exist in the mortgage. The commercial mortgage matures on April, 2021, and should be paid in full with no balance owing on that date. The building is divided into four rentable spaces, all of which are currently rented.

We had four leases in place for the building, two expired in May 2006, a third expired on September 30, 2007 and the fourth lease is valid through June 30, 2008. The lease term for all leases is 12 months. The expired leases are now considered month-to-month leases. There are no plans to make renovations or improvements to the property at this time.

The leases are managed by Lessard Property Management, Inc. on our behalf. The average effective annual rental per unit is $7,500 per unit, per year. The two leases on the property cover a combined total area of 2,592 square feet, representing a combined annual rental of $15,000, which represents 50% of the property's gross annual rentals. None of the individual leases are with related parties, all are unrelated third parties. We have not reported the details of the individual leases because they are in the names of private individuals.

Our contract with Lessard to manage these leases was assigned to us by Duane Bennett in an Assignment of Contract Rights and Obligations, dated November 29, 2004 (Exhibit 10.2 hereto).  Under the terms of the Lessard Property Management Services, Inc. Residential Property Management Agreement, dated August 27, 2003 (Exhibit 10.3 hereto), Lessard agreed to provide property management services including, but not limited to, the following:

•	Rental of dwelling units;
•	Collection of rents and other receipts;
•	Enforcement of leases or rental agreements;
•	Maintain a 24-hour emergency answering service; and
•	Handle emergency maintenance situations and after hours calls.

Lessard's fee for providing these services is 8% of the collected rent, or $150 per project (which, in this case, we have construed to mean the apartment building as a whole), whichever is greater.

Additional emergency repair services and security for the property are provided by Pablo Torres, who lives within 50 feet of the building at 192 School Street.  Mr. Torres' close proximity to our property allows him to be readily available when tenants have need of emergency repairs and to keep watch over our building.  For these services, we paid Mr. Torres 50,000 shares of our common stock.

Michael Langer and Mark Gaenslen provided us with advice on identifying and evaluating rental properties that we may acquire by assisting us with the development of the criteria that we would use for our property location and purchase procedures as well as helping to define what data we would look at in doing our detail market and financial analysis. For these services, Mr. Langer and Mr. Gaenslen were each paid a total of 75,000 shares of our common stock.

In connection with our decision to explore the possibility of acquiring properties in North Carolina, we received advice on purchasing investment properties and the rehabilitation and repair of such properties from Cecil Medlin, who has been in the real estate business for the past 50 years. Mr. Medlin was compensated with 20,000 shares of our common stock for his services.

Of the existing four tenants, all occupy more than 10% of the available space in the building. The nature of the business of each of these tenants and the principal provisions of their leases are outlined as follows: all are residential leases for individuals or families, for monthly rent, according to the usual terms for residential lease agreements.

The building, which is zoned as residential property, is located in the city of Chicopee, which lies on the outskirts of the Springfield, Massachusetts urban area, located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway crossing Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. Chicopee is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut. Chicopee is located in Hampden County, Massachusetts, whose estimated 2006 population was 460,805.

We are claiming a federal tax basis of $161,513 in the property, and are depreciating the property over a 27.5 year period, using the straight-line method of depreciation for book purposes and the MACRS method for IRS purposes, representing an annualized rate of 3.63%.

The current real estate tax rate on the property at 192 School Street is $12.76 per thousand dollars of value and the annual real estate taxes for 2007 are $2,124.54, which have already been paid in full. There are no proposed improvements for this property; therefore, no estimated taxes are due.

Management is of the opinion that the building is adequately covered by insurance.

Item 3. Legal Proceedings

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock is not traded on any exchange. We plan to have our shares of common stock quoted on the Over-The-Counter Bulletin Board. The Over-The-Counter Bulletin Board is a quotation medium for subscribing members only. And only market makers can apply to quote securities on the Over-The-Counter Bulletin Board. We cannot guarantee that we will obtain a market maker or such a quotation. Although we will seek a market maker for our securities, our management has no agreements, understandings or other arrangements with market makers to begin making a market for our shares. There is no trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed, or if developed, will be sustained.

A shareholder in all likelihood, therefore, will not be able to resell their securities should he or she desire to do when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

AGREEMENTS TO REGISTER.

Not applicable.

HOLDERS.

As of December 31, 2007 there were 51 holders of record of our common stock.

SHARES ELIGIBLE FOR FUTURE SALE.

In general, under Rule 144 as currently in effect, any of our affiliates and any person or persons whose sales are aggregated with our affiliates, who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates who have held their restricted shares for two years may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.

Further, Rule 144A as currently in effect, in general, permits unlimited resales of restricted securities of any issuer provided that the purchaser is an institution that owns and invests on a discretionary basis at least $100 million in securities or is a registered broker-dealer that owns and invests $10 million in securities. Rule 144A allows our existing stockholders to sell their shares of common stock to such institutions and registered broker-dealers without regard to any volume or other restrictions. Unlike under Rule 144, restricted securities sold under Rule 144A to non-affiliates do not lose their status as restricted securities.
The availability for sale of approximately 3,450,000 shares of our common stock under Rule 144 could adversely affect prevailing market prices for our securities.

DIVIDENDS.

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

DIVIDEND POLICY.

All shares of common stock are entitled to participate proportionally in dividends if our Board of Directors declares them out of funds legally available. These dividends may be paid in cash, property or additional shares of common stock. We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained to develop our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Our Shares are "Penny Stocks" within the Meaning of the Securities Exchange Act of 1934

Our Shares are "penny stocks" within the definition of that term as contained in the Securities Exchange Act of 1934, generally equity securities with a price of less than $5.00. Our shares will then be subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account’s value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the ability of Selling Security Holders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of Information Systems Associate's securities, if our securities become publicly traded. In addition, the liquidity for Information Systems Associate's securities may be adversely affected, with concomitant adverse affects on the price of Information Systems Associate's securities. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

VOTING RIGHTS.

Each share of common stock entitles the holder to one vote at meetings of shareholders. The holders are not permitted to vote their shares cumulatively. Accordingly, the holders of common stock holding, in the aggregate, more than fifty percent of the total voting rights can elect all of our directors and, in such event, the holders of the remaining minority shares will not be able to elect any of such directors. The vote of the holders of a majority of the issued and outstanding shares of common stock entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to such act or action, except as otherwise provided by law.

MISCELLANEOUS RIGHTS AND PROVISIONS.

Holders of common stock have no preemptive or other subscription rights, conversion rights, or redemption provisions. In the event of our dissolution, whether voluntary or involuntary, each share of common stock is entitled to share proportionally in any assets available for distribution to holders of our equity after satisfaction of all liabilities and payment of the applicable liquidation preference of any outstanding shares of preferred stock.

There is no provision in our charter or by-laws that would delay, defer or prevent a change in our control.

DEBT SECURITIES.

We have not issued any debt securities.

DIVIDEND RIGHTS.

The common stock has no rights to dividends, except as the Board may decide in its discretion, out of funds legally available for dividends. The Company has never paid any dividends on its common stock, and has no plans to pay any dividends in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver our products on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

Our revenue is derived from rental income from 4 leases. The expired leases are considered month-to-month leases.  In accordance with SFAS 13, paragraph 23, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying December 31, 2007 balance sheet. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue is recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

Property, Plant, and Equipment

Property and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment (five to twenty seven and a half years). When assets are sold or retired, their costs and accumulated deprecation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations.

The Company recognizes an impairment loss on property and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

OUR COMPANY

We were incorporated on September 21, 2004 under the laws of the State of Pennsylvania to engage in the business of buying, selling, renting, and improving real estate. We are an early stage company and currently own 100% of the common stock of School Second Corp., which, in turn, owns property in central downtown Chicopee, Massachusetts at 192 School Street. Specifically, we own a two-story building that consists of four units and generates revenue by rentals on units. We had four leases, of which three expired in May 2006. The expired leases are now considered month-to-month leases. We plan to continue in this line of business for the foreseeable future.

Our business plan is to buy more investment properties which we believe have good cash flows or good cash flow potential, plus a favorable estimated resale value. We plan to lease our properties primarily to residential tenants. We plan to make limited improvements to our properties (on a case by case basis, if commercially reasonable), so that we can increase occupancy, improve cash flows, and enhance potential resale value.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Revenues (for the years ended December 31, 2007 and 2006).

Revenues decreased $1,243 or 4% to $28,650 for the year ended December 31, 2007, respectively, as compared with $29,893 for the year ended December 31, 2006. Revenues consisted of rentals on residential rental properties. We had four leases, of which three expired in May 2006. The expired leases are now considered month-to-month leases.

All sales transactions were with unrelated parties.

Cost of Sales (for the years ended December 31, 2007 and 2006).

None.

Expenses (for the years ended December 31, 2007 and 2006).

Operating expenses for the year ended December 31, 2007 decreased $47,564 or 50% to $47,379 from $94,943 in 2006. The decrease in expenses during this period was primarily attributable to decrease in general and administrative expenses that pertained to fewer repairs and maintenance in 2007.

We expect increases in expenses through the year 2008 as we move toward developing our business plan and registering our common stock. In addition, we expect cash outlays for professional fees to increase to around $20,000 per year for compliance with the reporting requirements of the Securities and Exchange Commission once our registration is deemed effective.

We do not have any lease agreements for our principal office and do not currently have any employment agreements.

Income Taxes (for the years ended December 31, 2007 and 2006).

We had no provision for income taxes for the year ended December 31, 2007 and 2006, respectively, due to our net loss.

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

Income/Losses (for the years ended December 31, 2007 and 2006).

We had a net loss of $18,729, or less than $.01 per common share for the year ended December 31, 2007. This compares to a net loss of $65,050, or less than $.01 per common share for the year ended December 31, 2006. The decreases in net losses are attributable to the decrease in general and administrative expenses as mentioned above.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the years ended December 31, 2007 and 2006).

Cash flows provided by (used in) operations were $(3,942) and $2,701 for the year ended December 31, 2007 and 2006, respectively. These were mainly attributable to an increase in accounts payable, a decrease in prepaid expenses in 2006 only, and non-cash depreciation charges in both periods.

Cash flows provided by (used in) financing activities were $3,899 and $(2,678) for the year ended December 31, 2007 and 2006, respectively. Cash flows used in these periods were due primarily to repayments on notes payable on our income producing rental property offset by the capital contributions from a shareholder.

Overall, we have funded our cash needs from inception through December 31, 2007 with a series of equity and debt transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

We had cash on hand of only $-0- and a working capital deficit of $14,699 as of December 31, 2007. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during 2008 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2007 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Going concern

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $332,159 as of
December 31, 2007. These factors raise substantial doubt about our ability to continue as a going concern.

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

Item 7. Financial Statements.

FINANCIAL SUMMARY INFORMATION.

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in this section.

Audited Financial Summary Information for the Years Ended December 31, 2007 and 2006

Statements of Operations	For the year ended December 31, 2007	For the year ended December 31, 2006

Revenues	$28,650	$29,893
Cost of Sales	$--	$--
Gross profit	$28,650	$29,893
Operating expenses	$47,379	$94,943
(Loss) from operations	$(18,729)	$(65,050
Other expense, net	$--	$--
Net (loss)	$(18,729)	$(65,050
Net loss per common share	**	**

** Less than $.01

Balance Sheet	As of December 31, 2007

Cash	$--
Total current assets	$--
Other assets	$133,333
Total Assets	$133,333
Current liabilities	$14,699
Long term liabilities	$162,449
Stockholders’ (deficit)	$(43,815)
Total liabilities and stockholders’ deficit	$133,333

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BlueSky Systems, Corp and Subsidiary

I have audited the accompanying consolidated balance sheets of BlueSky System, Corp. and Subsidiary (“The Company”) as of December 31, 2007, and the related consolidated statements of income, stockholders’ deficit and comprehensive income, and cash flows for the years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BlueSky Systems, Corp. and Subsidiary as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note D.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Traci J. Anderson, CPA
Traci J. Anderson, CPA
Huntersville, NC
February 29, 2008

BlueSky Systems, Corp.
Consolidated Balance Sheet
December 31, 2007

ASSETS
Current Assets:
Cash	$-
Accounts Receivable	-
Total Current Assets	-

Property and Equipment:
Property and Equipment	161,513
Accumulated Depreciation	(28,180)
Net Property and Equipment	133,333

Total Assets	$133,333

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current Maturities of Mortgage Payable	$8,447
Accounts Payable	6,252
Total Liabilities	14,699

Long-term Liabilities:
Mortgage Payable, Net of Current Maturities	162,449
Total Liabilities	162,449

Stockholders' Deficit:
Common Stock ($.001 par value; 50,000,000 authorized;
15,793,933 issued and outstanding)	15,794
Paid in Capital	272,550
Retained (Deficit)	(332,159)
Total Stockholders’ Deficit	(43,815)

Total Liabilities and Stockholders’ Deficit	$133,333
The accompanying notes are an integral part of these consolidated financial statements.

BlueSky Systems, Corp.
Consolidated Statement of Operations
For the years ended December 31, 2007 and 2006

	2007	2006
REVENUES
Rental Income	$28,650	$29,451
Other Income	-	442
TOTAL REVENUE	28,650	29,893

EXPENSES
Selling, general and administrative	10,205	14,342
Consulting and professional fees--stock based compensation	-	17,000
Prepaid consulting and professional fees expensed--stock based compensation	-	37,500
Bad Debt Expense	511	2,665
Consulting	12,813	-
Interest	11,470	14,193
Repairs and Maintenance	3,137
Depreciation	9,243	9,243
TOTAL EXPENSES	47,379	94,943

NET (LOSS)	$(18,729)	$(65,050)

Basic and Fully Diluted Loss per Share                                                                                                                                          **                             **

Weighted Average Shares Outstanding                                                                                                                                     15,793,933                 15,692,267

** Less than $.01

The accompanying notes are an integral part of these consolidated financial statements.

BlueSky Systems Corp.
Consolidated Statements of Cash Flows
For the years ended December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,729)	$(65,050)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	9,243	9,243
Increase in Accounts Receivable	1,267	2,203
Value of Stock in Exchange for Services	-	17,000
(Increase)/Decrease in Prepaid Expenses	-	37,500
Increase/(Decrease) in Accounts Payable	4,277	1,805
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,942)	2,701

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments on Mortgage	(6,901)	(7,203)
Capital Contributions	10,800	4,525
Refinance New Mortgage for Rental Property	-	-
NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES	3,899	(2,678)

NET INCREASE IN CASH AND
CASH EQUIVALENTS	(43)	23

CASH AND CASH EQUIVALENTS:
Beginning of Year	43	20

End of Year	$-	$43
The accompanying notes are an integral part of these consolidated financial statements.

BlueSky Systems, Corp.
Consolidated Statements of Stockholders' Deficit
For the years ended December 31, 2007 and 2006

			Additional
	Common	Common	Paid-in	Retained
	Shares	Stock	Capital	Deficit
Balances, January 1, 2006	15,590,600	$15,591	$240,428	$(248,381)
Issuance of stock for services	170,000	170	16,830	-
Issuance of stock at par	33,333	33	(33)
Capital Contributions	-	-	4,525	-
Net Income (loss) for the year	-	-	-	(65,050)
Balances, December 31, 2006	15,793,933	$15,794	$261,750	$(313,431)
Capital Contributions	-	-	10,800	-
Net income (loss) for the year	-	-	-	(18,728)
Balances, December 31, 2007	15,793,933	$15,794	$272,550	$(332,159)
The accompanying notes are an integral part of these consolidated financial statements.

BLUESKY SYSTEMS, CORP. AND SUBSIDIARY
Notes to Consolidated Audited Financial Statements
For the Year Ended December 31, 2007

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity— BlueSky System, Corp. (“The Company”) was organized under the laws of the State of Pennsylvania in June 2004 as a C-Corporation.  The Company owns one subsidiary, School Street Second Corp. (“The Subsidiary”).  The purpose of the Subsidiary is to buy, sell, rent, and improve any and all aspects of real estate.  The Subsidiary currently owns one building in Chicopee, Massachusetts.

Basis of Presentation—The financial statements included herein include the accounts of the Company prepared under the accrual basis of accounting.

Cash and Cash Equivalents—For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition—The Company’s revenue is derived from rental income from 4 leases.  The expired leases are considered month-to-month leases.  In accordance with SFAS 13, paragraph 23, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying December 31, 2007 balance sheet.  There are no contingent rentals included in income in the accompanying statements of operations.  With the exception of the month-to-month leases, revenue is recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

Comprehensive Income (Loss)—The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the  financial statements.  There were no items of comprehensive income (loss) applicable to the Company during the periods covered in the financial statements.

Advertising Costs—Advertising costs are expensed as incurred.  The Advertising expense totaled $0 and $0 for the years ended December 31, 2007 and 2006, respectively.

Prepaid Expenses—During 2006, $37,500 of Prepaid Consulting was expensed.  The Prepaid Consulting occurred in 2005 as a result of stock paid for services of which not all were performed in 2005, the remaining services occurred during 2006.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Loss per Common Share—Statement of Financial Accounting Standard (SFAS) No. 128 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations.  Basic earnings per share amounts are based on the weighted average shares of common stock outstanding.  If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.  Accordingly, this presentation has been adopted for the period presented.  There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

Income Taxes—Income taxes are provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carryforwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, and some portion or the entire deferred tax asset will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Stock Based Transactions—The Company acquires nonmonetary assets including goods for its common stock.  The goods are recorded at the fair value of the nonmonetary asset exchanged or at an independent quoted market price for items exchanged.

The Company accounts for stock-based compensation using the fair value method of Financial Accounting Standard No. 123 (revised, 2004), “Accounting for Stock-Based Compensation”.  Shares issued for services rendered by a third party are recorded at the fair value of the shares issued or services rendered, whichever is more readily determinable.  The Company accounts for options and warrants under the same authoritative guidance using the Black-Scholes Option Pricing Model.

BLUESKY SYSTEMS, CORP. AND SUBSIDIARY
Notes to Consolidated Audited Financial Statements
For the Year Ended December 31, 2007

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  During 2007 and 2006, Accounts Receivable in the amount of $510 and  $2,665 were deemed uncollectible and were written off to Bad Debt Expense.  As of December 31, 2007, the Company’s Accounts Receivable balance was $0.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Impairment of Long-Lived Assets—In accordance with SFAS No. 144, the Company reviews and evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  When such factors and circumstances exist, including those noted above, the Company compares the assets’ carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives.  If the carrying amounts are greater than the undiscounted cash flows, the fair values of those assets are estimated by discounting the projected cash flows.  Any excess of the carrying amounts over the fair values are recorded as impairments in that fiscal period.

Property and equipment—Depreciable assets are stated at cost.  As of December 31, 2007, the Company had the following depreciable assets:
Asset	Cost	Accumulated Depreciation	Book Value	Estimated Life	Estimated Annual Depreciation
Rental Property	$ 65,499	$ 10,123	$ 55,376	27.5	$ 2,382
Capital Improvements	66,514	6,210	60,304	27.5	2,418
HVAC System	11,500	4,381	7,119	7	1,643
Sprinkler System	14,000	5,333	8,667	7	2,000
Equipment	4,000	2,133	1,867	5	800
	$ 161,513	$ 28,180	$ 133,333		$ 9,243

Recent Accounting Pronouncements — In February 2006, the FASB issued SFAS Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” ("SFAS 155"). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal year begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements (cont’d)
In March 2006, the FASB issued SFAS Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”.  This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This Statement requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.  This Statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and it permits an entity to choose either the Amortization Method or the Fair Value Method for each class of separately recognized servicing assets and servicing liabilities.  At its initial adoption, the Statement permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115.  This Statement is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”.  This interpretation prescribes recognition of threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

BLUESKY SYSTEMS, CORP. AND SUBSIDIARY
Notes to Consolidated Audited Financial Statements
For the Year Ended December 31, 2007

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements (cont’d)
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS No. 157 does not require any new fair value measurements.  However, for some entities, the application of SFAS No. 157 will change current practice.  This Statement is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year.  Early adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position, but the Company is evaluating the Statement to determine what impact, if any, it will have on the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the funded status, which is the difference between the fair value of plan assets and the benefit obligation, of pension and postretirement benefit plans as a net asset or liability, with an offsetting adjustment to accumulate other comprehensive income in shareholders’ deficit. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. The Company is currently evaluating the Statement to determine what impact, if any, it will have on the Company.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  Effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply the Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. Early adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position, but the Company is evaluating the Statement to determine what impact, if any, it will have on the Company.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements (cont’d)
In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008.  The Company has not yet determined the impact, if any, of SFAS 141R on its consolidated financial statements.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 160 on its consolidated financial statements.

BLUESKY SYSTEMS, CORP. AND SUBSIDIARY
Notes to Consolidated Audited Financial Statements
For the Year Ended December 31, 2007

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2007 and 2006 is summarized as follows:

Cash paid during the period for interest and income taxes:
                                               2007                 2006
Income Taxes                                                       $ ---                    $ ---
Interest                                                                 $11,470               $ 14,193

Non-cash financing activities:
                                                                                                           2007                 2006

 Common stock issued for services prepaid and rendered                $ ---                   $ 17,000

NOTE C—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there from, there is no provision for current or deferred federal or state income taxes for the years ended December 31, 2007 and 2006.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2007 is as follows:

Total Deferred Tax Asset	$ 39,100
Valuation Allowance	(39,100)
Net Deferred Tax Asset	$ -

No tax benefits have been recorded for the nondeductible (tax) expenses (stock for services) totaling $217,100.

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2007 and 2006 is as follows:

2007                       2006
Income tax computed at the federal statutory rate                                    34%                       34%
Valuation allowance                                                                             (34%)                     (34%)
Total deferred tax asset                                                                           0%                         0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company has $115,000 in carryforwards available through the year 2027.

NOTE D—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered recurring losses from operations to date.  It experienced losses of $18,728 and $65,050 during 2007 and 2006, respectively.  The Company had a net deficiency of $332,159 as of December 31, 2007.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase sales in an effort to generate positive cash flow.  Additionally, the Company must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE E—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of December 31, 2006.

BLUESKY SYSTEMS, CORP. AND SUBSIDIARY
Notes to Consolidated Audited Financial Statements
For the Year Ended December 31, 2007

NOTE F—EQUITY

In 2005, 15,590,600 shares of the Company’s 50,000,000 authorized, $.001 par common stock were issued.  The shares were issued as follows:

12,500,000—restricted shares issued at par.
  1,100,600—non-restricted shares issued at par for consulting and professional services;
valued at $1,100.
  1,990,000—restricted shares issued for consulting and professional services;
valued at $.10 per share or $199,000.

In 2006, 203,333 shares of the Company’s 50,000,000 authorized, $.001 par common stock were issued.  The shares were issued as follows:
     170,000—restricted shares issued for consulting and professional services;
valued at $.10 per share or $17,000.
       33,333—restricted shares issued at par as a contribution.

In 2007, no shares of the Company stock were issued.

NOTE G—NOTES PAYABLE

Mortgages incurred for the purchase of the rental property consist of the following:

Secured Commercial Mortgage to an unrelated party.
Dated May 27, 2005.  Bearing 6.75%, Original amount $185,000$170,896

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2007, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.
The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

Our Bylaws provide that we must have at least one director. Each director will serve until our next annual shareholder meeting, to be held sixty days after the close of the fiscal year, or until a successor is elected who accepts the position. Directors are elected for one-year terms. Our officers may be elected by our Board of Directors at any regular or special meeting of the Board of Directors.

Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Name	Age	Position
Karol Kapinos	42	President and Director
Duane Bennett	47	Secretary and Director

Karol Kapinos, President and Director

For the past five years, Mr. Karol Kapinos has been a self-employed entrepreneur as a wholesaler of domestic and foreign automobiles through his wholly owned company, Midway Motors, Inc.  During this time, Mr. Kapinos has become familiar with sales marketing strategies as well as overall economic trends in and around the Massachusettsarea. Mr. Kapinos has not been an affiliate of any other company for the past five years. Mr. Kapinos is also on the Board of Directors of the Metro League. He conducts charity softball programs preparing and coaching kids for college sports.

Other than Mr. Kapinos, we have no significant employees.

Duane Bennett, Secretary and Director

Duane Bennett has been a Director since our inception in September 2004. Mr. Bennett will serve as a director until our next annual shareholder meeting, or until a successor is elected and accepts the position. Mr. Bennett devotes approximately 5 hours per week to our company. Mr. Bennett’s business experience over the last five years has consisted of the following:

Mr. Bennett was President of ABC Realty, Inc. (1997–2004), a publicly reporting company and a licensed real estate brokerage, which provided real estate brokerage services within the Charlotte, North Carolina area.  Mr. Bennett was brokering private vacant land development transactions.  During the same period, Mr. Bennett was also the President of Xenicent, Inc., a publicly reporting company that began as a real estate investment company engaged in the purchase and sale of raw land primarily in and around North Carolina.  In 2003, Xenicent along with Mr. Bennett acting as director and majority shareholder entered into a deal to obtain a 60% subsidiary interest in a Taiwanese company called Giantek Technology Corporation.  Giantek was primarily engaged in the production of light emitting diode (LED) display systems for use in the sport and transportation industries.  In 2004, the 60% subsidiary interest agreement that was entered into in 2003 was mutually rescinded as a result of an inability of the Giantek shareholders to raise the investment capital originally anticipated in the 2003 agreement.

On September 15, 2004 ABC Realty, Inc. entered into a Plan of Exchange with a Chinese company named Harbin Zhong He Li Da Jiao Yu Ke Ji You Xian Gong Si.  Pursuant to that plan of exchange the shareholders of the Chinese company exchanged 100% of their outstanding shares in exchange for a 95% interest in ABC Realty, Inc.  In addition, C&C Properties, Inc. (a company controlled by Mr. Bennett) received an aggregate payment of $400,000 in cash and promissory notes and retained 1,000,000 shares of the common stock of ABC Realty, Inc. as payment for surrendering the shares.

On June 22, 2004 Xenicent entered into a Plan of Exchange with a Chinese company named Heilongjiang Pingchuan Yi Liao Qi Xie You Xian Gong Xi.  Pursuant to that plan of exchange the shareholders of the Chinese company exchanged 100% of their outstanding shares for a 99% interest in Xenicent.  Mr. Bennett and the other founding principals of Xenicent received a payment of $400,000 in cash and notes as payment for surrendering their shares in Xenicent.

From 2003 to 2007 Mr. Bennett had also been a Director of Axiom III, Inc., a company with a very similar business plan to our own.  Axiom III was incorporated in Nevada in June 2004 to engage in the business of buying, selling, renovating and renting real estate. Mr. Bennett has been integral to Axiom III's development.  Currently the company owns one building in Chicopee, Massachusetts, near Springfield in western Massachusetts.  Axiom III has engaged in and Mr. Bennett has assisted with buying, selling, rentals, and improvements in real estate.

As of October 10, 2007 the Axiom III, Inc. entered into a Share Exchange Agreement (“Agreement”), between and among Axiom III, Inc., Eastern Concept Development Ltd., (“Eastern”) a corporation organized and existing under the laws of Hong Kong a Special Administrative Region of the Peoples’ Republic of China, Mr. Benny Lee, the shareholder of Eastern (“Eastern Shareholder”), Foshan Wanzhi Electronic Technology Co., Ltd. (“Foshan”), a corporation organized under the laws of the Peoples’ Republic of China, Jun Chen the representative of the shareholders of Foshan (“Foshan Shareholders”) and Duane Bennett, the Chief Executive Officer and Director of Registrant ("Mr. Bennett").

Pursuant to the Agreement Axiom III, Inc. acquired one hundred percent (100%) of all of the issued and outstanding share capital of Eastern from the Eastern Shareholder in exchange for 35,351,667 shares of common stock of the Registrant in a transaction intended to qualify as a tax-free exchange pursuant to sections 351 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

In furtherance of the Agreement, the respective Boards of Directors of Axiom III, Inc. and Eastern, have approved the exchange, pursuant to which one hundred percent (100%) of the share capital of Eastern (the "Eastern Concept Share Capital”) issued and outstanding prior to the exchange, was exchanged by the Eastern Shareholder or their designee in the aggregate for 35,351,667 shares of common stock, $.001 par value, of the Registrant (the "AXIO Common Stock").
Subsequent to the share exchange, Eastern acquired from the Foshan Shareholders, all of the share capital of Foshan for approximately $1.3 million, and Foshan became an indirect wholly owned subsidiary of Axiom III, Inc.

The Eastern Shareholder also paid an amount equal to $262,500 as additional consideration to North East Nominee Trust.  The North East Nominee Trust was the majority shareholder of Axiom III, Inc., and Mr. Bennett is the trustee.  His children are beneficiaries of the North East Nominee Trust.
Other than those persons mentioned above, we have no employees.

Family Relationships.

None.

Legal Proceedings.

No officer, director, or persons nominated for such positions and no promoter or significant employee of our Company has been involved in legal proceedings that would be material to an evaluation of our management.
Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there are only four (4) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that its current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions A draft of the Code of Ethics is in Exhibit 14.1 hereto. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

	Compliance with applicable governmental laws, rules and regulations
	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-KSB, any failure to comply therewith. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, hawse have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 10. Executive Compensation

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of Bluesky Systems, Corp. during the years 2007, 2006, and 2005. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Karol Kapinos, our President and Director, and Duane Bennett, our Secretary and Director.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Karol Kapinos President and Director	2006 2005 2004	- - -	- - -	- $20,000 -	- - -	- - -	- - -	- - -	- $20,000 -
Duane Bennett Secretary and Director	2006 2005 2004	- - -	- - -	- $10,000 $12,500*	- - -	- - -	- - -	- - -	- $10,000 $12,500

*  Owned by Mr. Bennett indirectly through Northeast Nominee Trust.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the ownership, as of March 4, 2008, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Security Ownership of Certain Beneficial Owners (1)(2)

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
Karol Kapinos President and Director 191 Chestnut Street, Springfield, MA 01103	200,000 Direct	1.3%
Duane Bennett Secretary and Director 191 Chestnut Street, Springfield, MA 01103	100,000 (3) Direct	Less than 1%
Duane Bennett Trustee of North East Nominee Trust 191 Chestnut Street, Springfield, MA 01103	12,500,000 (3) Indirect	79.0%
A-Z Consulting, Inc. 7951 SW 6th Street, Suite 216 Plantation, FL 33324	1,300,000 (4)	8.2%

Security Ownership of Directors and Officers (1)(2)

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
Karol Kapinos President and Director 191 Chestnut Street, Springfield, MA 01103	200,000 Direct	1.3%
Duane Bennett Secretary and Director 191 Chestnut Street, Springfield, MA 01103	100,000 (3) Direct	Less than 1%
Duane Bennett Trustee of North East Nominee Trust 191 Chestnut Street, Springfield, MA 01103	12,500,000 (3) Indirect	79.1%
All directors and officers as a group	12,800,000	81.0%
Total Outstanding	15,793,933	100.0%

Notes to the table:

(1)
Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned.

(2)
This table is based upon information obtained from our stock records. We believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(3)	Mr. Bennett owns 100,000 of these shares in his own name. The remaining 12,500,000 shares are owned in the name of the Northeast Nominee Trust, of which he is the sole trustee.

(4)
A-Z Consulting, Inc. received the 1,500,000 shares of common stock for consulting services rendered. Our agreement with A-Z Consulting, Inc. is attached as an exhibit to this registration statement. A-Z Consulting is equally owned by Michael J. Bongiovanni and Robert C. Cottone.

 Changes in Control.

There are currently no arrangements, which would result in a change in our control.

Item 12. Certain Relationships and Related Transactions

In 2006, 203,333 shares of our common stock were issued.  The shares were issued as follows:

On October 9, 2006, we issued 100,000 shares to two individuals, as follows: Michael Langer, 50,000 shares and Mark Gaenslen, 50,000 shares. These shares were issued in exchange for valuable services rendered specifically for Bluesky Systems, Corp. More particularly, the services rendered were for advice for identifying and evaluating rental properties now and in the future, and advice on our business plan development, particularly our real estate market analysis.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended.  We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were only two offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that they will not resell the stock unless their shares are registered or an exemption from registration is available; (4) the offerees are sophisticated investors familiar with our company and have the knowledge and experience in financial and business matters that offerees are capable of evaluating the merits and risks of an investment in restricted stock; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offerees and our management.

On November 6, 2006, we issued 70,000 shares to two individuals, as follows: Pablo Torres, 50,000 shares and Cecil Medlin, 20,000 shares. These shares were issued in exchange for valuable services rendered specifically for Bluesky Systems, Corp. More particularly, the services rendered were for maintenance and security for the property owned by the Company, advice for identifying and evaluating real estate investment properties in North Carolina, now and in the future. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were only two offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that they will not resell the stock unless their shares are registered or an exemption from registration is available; (4) the offerees are sophisticated investors familiar with our company and have the knowledge and experience in financial and business matters that offerees are capable of evaluating the merits and risks of an investment in restricted stock; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offerees and our management.

On November 6, 2006, we issued 33,333 shares to Wilbraham Rotary Memorial Foundation as a gift. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended.  We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that offeree will not resell the stock unless the shares are registered or an exemption from registration is available; (4) the offeree is a sophisticated investor familiar with our company and has the knowledge and experience in financial and business matters that offeree is capable of evaluating the merits and risks of an investment in restricted stock; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2007, no shares of our common stock were issued.

Item 13. Exhibits and Reports on Form 8-K

(a)	Financial Statements

1. The following financial statements of Information Systems Associates, Inc are included in Part II, Item 7:

Report of Independent Registered Public Accounting Firm…..………….……    14
Balance Sheet-December 31, 2007……………………………………………15-16
Statements of Operations - for the years ended
December 31, 2007 and 2006………………………………………….…….  17-18
Statements of Cash Flows - for the years ended
December 31, 2007 and 2006…….………………….…….………….………19-20
Statements of Stockholders’ Deficit - for the years ended
December 31, 2007 and 2006…………………….…………………………        21
Notes to Financial Statements…………………...……………………………22-28
2. Exhibits
14.1.              Code of Ethics
31.1.              Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2.              Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial  Officer (see Exhibit 31.1)
32.1.              Section 1350 Certifications of Chief Executive Officer
32.2.              Section 1350 Certifications of Chief Financial Officer (see Exhibit 32.1)

(b)	Reports on Form 8-K

None.

Item 14. Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Traci J. Anderson, CPA ("Anderson") for our audit of the annual financial statements for the years ended December 31, 2007 and 2006. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2007		2006
	Anderson		Anderson

Audit Fees (1)	$2,500	(2)	$2,500	(2)
Audit-Related Fees (3)	--		--
Tax Fees (4)	--		--
All Other Fees (5)	--		--
Total Accounting Fees and Services	$2,500		$2,500

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Anderson relate to services in connection with consents and assistance with and review of documents filed with the Securities and Exchange Commission.
(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.
(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy For Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered by Traci J. Anderson, CPA were pre-approved by our Board of Directors.

We are presently working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

(a) On December 31, 2007, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

BLUESKY SYSTEMS, CORP.

Date: March 4, 2008	/s/ Karol Kapinos
Karol Kapinos
President, CEO, CFO, Principal Accounting Officer and Director