Form 10QSB
period 2008-03-31
BLUESKY SYSTEMS CORP
filed 2008-05-15
CIK 1310893

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Number of shares of common stock outstanding as of May 15, 2008: 15,793,933

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

ITEM 1.

BLUESKY SYSTEMS, CORP.
Consolidated Balance Sheet
At March 31, 2008

Assets:
Current assets
Cash	$ 10

Total current assets	10

Fixed assets
Property and equipment	161,513
Accumulated depreciation	(30,491)

Total fixed assets	131,022

Total assets	$ 131,032

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and other current liabilities	$ 3,871
Current portion of mortgage payable	8,447

Total current liabilities	12,318

Long-term mortgage payable	160,337

Total liabilities	172,655

Stockholders' Deficit
Common stock, (50,000,000 shares authorized, 15,793,933 shares issued
and outstanding, par value $.001 per share)	15,794
Additional paid-in capital	273,275
Retained deficit	(330,692)

Total stockholders' deficit	(41,623)

Total liabilities and stockholders' deficit	$ 131,032

BLUESKY SYSTEMS, CORP.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2008 and 2007

		3 Months Ended	3 Months Ended
		3/31/2008	3/31/2007

Rental income		$7,500	$ 7,425

Total revenue		7,500	7,425

Selling, general and administrative expenses		3,054	7,443

Net ordinary income (loss)		4,446	(18)

Interest expense		(2,979)	(3,000)

Net income (loss)		$1,467	$ (3,018)

Net income (loss) per share, basic and fully diluted	$	*	$ *

Weighted Average Common Shares Outstanding		15,793,933	15,793,933

* = Less than $.01 per share.

The accompanying notes are an integral part of these consolidated financial statements

BLUESKY SYSTEMS, CORP.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007

	3 Months Ended	3 Months Ended
	3/31/2008	3/31/2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,467	$(3,018)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	2,311	2,311
(Increase) decrease in operating assets:
Accounts receivable	-	(1,908)
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(2,381)	1,012
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,397	(1,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital from majority shareholder	725	3,600
Principal repayments of long term debt	(2,112)	(1,974)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,387)	1,626

NET INCREASE IN CASH AND CASH EQUIVALENTS	10	23

CASH AND CASH EQUIVALENTS:
Beginning of period	-	43

End of period	$10	$66

OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for interest	$2,979	$3,000

Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

BLUESKY SYSTEMS, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of BlueSky Systems, Corp. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these consolidated financial statements should only be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements as included in our Form 10-KSB for the year ended December 31, 2007.

Interim Financial Information

The unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as of (at) March 31, 2008, and 2007, have been included. Readers of these consolidated financial statements should note that the interim results for the three month period ended March 31, 2008 is not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

NOTE 3 – NOTES PAYABLE

Mortgages incurred for the purchase of the rental property consist of the following:

Secured Commercial Mortgage to an unrelated party, dated May 27, 2005, bearing 6.75% interest. Original amount was $185,000. $168,784 balance at March 31, 2008.

NOTE 4 - GOING CONCERN

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $330,692 as of March 31, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BlueSky Systems, Corp. is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this quarterly report on Form 10-Q. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward-looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: the absence of contracts with customers or suppliers; our ability to maintain and develop relationships with customers and suppliers; our ability to successfully integrate acquired businesses or new brands; the impact of competitive products and pricing; supply constraints or difficulties; the retention and availability of key personnel; and general economic and business conditions.

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

RESULTS OF OPERATIONS

Revenues (for the three months ended March 31, 2008 and 2007).

Revenues increased $75 or 1% to $7,500 for the three months ended March 31, 2008, respectively, as compared with $7,425 for the three months ended March 31, 2007, respectively. Revenues consisted of rentals on residential rental properties. We had four leases, of which three expired in May 2006. The expired leases are now considered month-to-month leases.

All sales transactions were with unrelated parties.

Cost of Sales (for the three months ended March 31, 2008 and 2007).

None.

Expenses (for the three months ended March 31, 2008 and 2007).

Operating expenses for the three months ended March 31, 2008 decreased $4,389 or 59% to $3,054. The decrease in expenses during this period was primarily attributable to decrease in general and administrative expenses that pertained to fewer repairs and maintenance which decreased in the first quarter of 2008.

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

Income Taxes (for the three months ended March 31, 2008 and 2007).

We had no provision for income taxes for the three months ended March 31, 2008 and 2007, respectively, due to our net loss.

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

Income/Losses (for the three months ended March 31, 2008 and 2007).

We had a net income (loss) of $1,467, or less than $.01 per common share for the three-month period ended March 31, 2008. This compares to a net loss of $(3,018) or less than $.01 per common share for the same period ended March 31, 2007. The increases in net income are attributable to the decrease in general and administrative expenses as mentioned above.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the three months ended March 31, 2008 and 2007).

Cash flows provided by (used in) operations were $1,397 and $(1,603) for the three months ended March 31, 2008 and 2007, respectively. These were mainly attributable to an increase and decrease in accounts payable and non-cash depreciation charges of $2,311 in both periods.

Cash flows provided by (used in) financing activities were $(1,387) and $1,626 for the three months ended March 31, 2008 and 2007, respectively. Cash flows used in these periods were due primarily to repayments on notes payable on our income producing rental property offset by the capital contributions in the current period from a shareholder.

Overall, we have funded our cash needs from inception through March 31, 2008 with a series of equity and debt transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

We had cash on hand of only $10 and a working capital deficit of $12,308 as of March 31, 2008. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during the remainder of 2007 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2007 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Going concern

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $330,692 as of March 31, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the evaluation performed by our management, including its Principal Executive Officer and Principal Financial Officer, it was determined that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosures

Changes in Internal Control Over Financial Reporting

Our Principal Executive Officer and Principal Financial Officer have determined that, during the period covered by this quarterly report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. They have also concluded that there were no significant changes in our internal controls after the date of the evaluation.

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information

None.

Item 6.      Exhibits and Reports on Form 8-K

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302(included in Exhibit 31.1)
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906(included in Exhibit 32.1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUESKY SYSTEMS, CORP. (Registrant)

Date: May 15, 2008	By:	/s/ Duane Bennett
Duane Bennett President, Chief Executive Officer, and Chief Financial Officer