Form 10-Q
period 2008-06-30
BLUESKY SYSTEMS CORP
filed 2008-08-18
CIK 1310893

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Number of shares of common stock outstanding as of August 17, 2008: 15,818,933

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

ITEM 1.

BLUESKY SYSTEMS, CORP. Consolidated Balance Sheet At June 30, 2008

	Unaudited	Audited
Assets:	6/30/2008	12/31/2007
Current assets
Cash - Unrestricted	$25	$-
Cash - restricted for security deposits	3,075	-

Total current assets	3,100	-

Fixed assets
Property and equipment	161,513	161,513
Accumulated depreciation	(32,802)	(28,180)

Total fixed assets	128,711	133,333

Total assets	$131,811	$133,333

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and other current liabilities	$3,568	$6,252
Security deposits	3,075	-
Current portion of mortgage payable	8,447	8,447

Total current liabilities	15,090	14,699

Long-term mortgage payable	158,225	162,449

Total liabilities	173,315	177,148

Stockholders' Deficit
Common stock, (50,000,000 shares authorized, 15,181,933 shares issued
and outstanding, par value $.001 per share)	15,819	15,794
Additional paid-in capital	273,275	272,550
Retained deficit	(330,598)	(332,159)

Total stockholders' deficit	(41,504)	(43,815)

Total liabilities and stockholders' deficit	$131,811	$133,333

BLUESKY SYSTEMS, CORP.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2008 and 2007

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007

Rental income	$ 7,500	$ 6,850	$ 15,000	$ 14,275

Total revenue	7,500	6,850	15,000	14,275

Selling, general and administrative expenses	4,460	8,231	7,514	15,674

Net ordinary income (loss)	3,040	(1,381)	7,486	(1,399)

Interest expense	(2,946)	(3,066)	(5,925)	(6,066)

Net income (loss)	$ 94	$ (4,447)	$ 1,561	$ (7,465)

Net income (loss) per share, basic and fully diluted	$ *	$ *	$ *	$ *

Weighted Average Common Shares Outstanding	15,819,933	15,793,933	15,819,933	15,793,933

* = Less than $.01 per share.

The accompanying notes are an integral part of these consolidated financial statements

BLUESKY SYSTEMS, CORP.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30 2008 and 2007

	6 Months Ended	6 Months Ended
	6/30/2008	6/30/2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,561	$(7,465)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	4,622	4,622
(Increase) decrease in operating assets:
Accounts receivable	-	(1,909)
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(2,659)	8,361
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,524	3,609

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital from majority shareholder	725	3,600
Principal repayments of long term debt	(4,224)	(3,948)
NET CASH (USED IN) FINANCING ACTIVITIES	(3,499)	(348)

NET INCREASE IN CASH AND CASH EQUIVALENTS	25	3,261

CASH AND CASH EQUIVALENTS:
Beginning of period	-	43

End of period	$25	$3,304

OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for interest	$5,925	$6,066

Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

BLUESKY SYSTEMS, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)

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

Interim Financial Information

The unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as of (at) June 30, 2008, and 2007, have been included. Readers of these consolidated financial statements should note that the interim results for the three and six month periods ended June 30, 2008 is not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

NOTE 3 – NOTES PAYABLE

Mortgages incurred for the purchase of the rental property consist of the following:

Secured Commercial Mortgage to an unrelated party, dated May 27, 2005, bearing 6.75% interest. Original amount was $185,000. $166,672 balance at June 30, 2008.

NOTE 4 - GOING CONCERN

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $330,598 as of June 30, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Revenues (for the three and six months ended June 30, 2008 and 2007).

Revenues increased $650 or 1% to $7,500 for the three months ended June 30, 2008, respectively, as compared with $6,850 for the three months ended June 30, 2007, respectively. Revenues increased $725 or 1% to $15,000 for the six months ended June 30, 2008, respectively, as compared with $14,275 for the six months ended June 30, 2007, respectively. Revenues consisted of rentals on residential rental properties. We had four leases, of which three expired in May 2006. The expired leases are now considered month-to-month leases.

All sales transactions were with unrelated parties.

Cost of Sales (for the three and six months ended June 30, 2008 and 2007).

None.

Expenses (for the three and six months ended June 30, 2008 and 2007).

Operating expenses for the three months ended June 30, 2008 decreased $3,771 or 46% to $4,460. The decrease in expenses during this period was primarily attributable to decrease in general and administrative expenses that pertained to fewer repairs and maintenance which decreased in the second quarter of 2008.

Operating expenses for the six months ended June 30, 2008 decreased $8,160 or 52% to $7,514. The decrease in expenses during this period was primarily attributable to decrease in general and administrative expenses that pertained to fewer repairs and maintenance which decreased in the first and second quarters of 2008.

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

Income Taxes (for the three and six months ended June 30, 2008 and 2007).

We had no provision for income taxes for the three and six months ended June 30, 2008 and 2007, respectively, due to our net loss.

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

Income/Losses (for the three and six months ended June 30, 2008 and 2007).

We had a net income (loss) of $94, or less than $.01 per common share for the three-month period ended June 30, 2008. This compares to a net loss of $(4,447) or less than $.01 per common share for the same period ended June 30, 2007. The increases in net income are attributable to the decrease in general and administrative expenses as mentioned above.

We had a net income (loss) of $1,561, or less than $.01 per common share for the six-month period ended June 30, 2008. This compares to a net loss of $(7,465) or less than $.01 per common share for the same period ended June 30, 2007. The increases in net income are attributable to the decrease in general and administrative expenses as mentioned above.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the six months ended June 30, 2008 and 2007).

Cash flows provided by operations were $3,524 and $3,609 for the six months ended June 30, 2008 and 2007, respectively. These were mainly attributable to an increase and decrease in accounts payable and non-cash depreciation charges of $4,622 in both periods.

Cash flows provided by (used in) financing activities were $(3,499) and $(348) for the six months ended June 30, 2008 and 2007, respectively. Cash flows used in these periods were due primarily to repayments on notes payable on our income producing rental property offset by the capital contributions in both periods from a shareholder.

Overall, we have funded our cash needs from inception through June 30, 2008 with a series of equity and debt transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

We had cash on hand of only $25 and a working capital deficit of $11,990 as of June 30, 2008. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during the remainder of 2007 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2007 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Going concern

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $330,598 as of June 30, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

BLUESKY SYSTEMS, CORP. (Registrant)

Date: August 17, 2008	By:	/s/ Duane Bennett
Duane Bennett President, Chief Executive Officer, and Chief Financial Officer