Form 10-Q/A
period 2008-06-30
BLUESKY SYSTEMS CORP
filed 2008-08-22
CIK 1310893

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A
Amandment No. 1

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

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

ITEM 1.

BLUESKY SYSTEMS, CORP. Unaudited Consolidated Balance Sheets At June 30, 2008

	Unaudited	Audited
Assets:	6/30/2008	12/31/2007
Current assets
Cash - Unrestricted	$25	$-
Cash - restricted for security deposits	3,075	-

Total current assets	3,100	-

Fixed assets
Property and equipment	161,513	161,513
Accumulated depreciation	(32,802)	(28,180)

Total fixed assets	128,711	133,333

Total assets	$131,811	$133,333

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and other current liabilities	$3,593	$6,252
Security deposits	3,075	-
Current portion of mortgage payable	8,447	8,447

Total current liabilities	15,115	14,699

Long-term mortgage payable	158,225	162,449

Total liabilities	173,340	177,148

Stockholders' Deficit
Common stock, (50,000,000 shares authorized, 15,793,933 shares issued
and outstanding, par value $.001 per share)	15,794	15,794
Additional paid-in capital	273,275	272,550
Retained deficit	(330,598)	(332,159)

Total stockholders' deficit	(41,529)	(43,815)

Total liabilities and stockholders' deficit	$131,811	$133,333

BLUESKY SYSTEMS, CORP.
Unaudited Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2008 and 2007

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007

Rental income	$ 7,500	$ 6,850	$ 15,000	$ 14,275

Total revenue	7,500	6,850	15,000	14,275

Selling, general and administrative expenses	4,460	8,231	7,514	15,674

Net ordinary income (loss)	3,040	(1,381)	7,486	(1,399)

Interest expense	(2,946)	(3,066)	(5,925)	(6,066)

Net income (loss)	$ 94	$ (4,447)	$ 1,561	$ (7,465)

Net income (loss) per share, basic and fully diluted	$ *	$ *	$ *	$ *

Weighted Average Common Shares Outstanding	15,793,933	15,793,933	15,793,933	15,793,933

* = Less than $.01 per share.

The accompanying notes are an integral part of these consolidated financial statements

BLUESKY SYSTEMS, CORP.
Unaudited Consolidated Statements of Cash Flows
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

We had cash on hand of only $25 and a working capital deficit of $12,015 as of June 30, 2008. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during the remainder of 2007 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2007 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

BLUESKY SYSTEMS, CORP. (Registrant)

Date: August 22, 2008	By:	/s/ Duane Bennett
Duane Bennett President, Chief Executive Officer, and Chief Financial Officer