Form 10-Q
period 2008-09-30
BLUESKY SYSTEMS CORP
filed 2008-11-12
CIK 1310893

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of November 13, 2008:      25,478,933

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. CONSOLIDATED FINANCIALS

INDEX TO BLUESKY SYSTEMS, INC. CONSOLIDATED FINANCIAL STATEMENTS

BLUESKY SYSTEMS, INC.                                                                                                                                          PAGE

    Consolidated Balance Sheet                                                                                                                                      4
    Consolidated Statement of Operations                                                                                                                       5
    Consolidated Statement of Stockholders’ Equity                                                                                                         6
    Consolidated Statement of Cash Flows                                                                                                                      7
    Notes to Consolidated Financial Statements                                                                                                               8

Bluesky Systems, Corp.
Consolidated Balance Sheet
At September 30, 2008

	Unaudited	Audited
Assets:	9/30/2008	12/31/2007
Current assets
Cash - Unrestricted	$108	$-
Cash - restricted for security deposits	2,450	-

Total current assets	2,558	-

Fixed assets
Property and equipment	161,513	161,513
Accumulated depreciation	(35,113)	(28,180)

Total fixed assets	126,400	133,333

Total assets	$128,958	$133,333

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and other current liabilities	$3,217	$6,252
Security deposits	2,450	-
Current portion of mortgage payable	8,447	8,447

Total current liabilities	14,114	14,699

Long-term mortgage payable	156,113	162,449

Total liabilities	170,227	177,148

Stockholders' Deficit
Common stock, (50,000,000 shares authorized, 15,793,933 shares issued
and outstanding, par value $.001 per share)	15,794	15,794
Additional paid-in capital	273,275	272,550
Retained deficit	(330,338)	(332,159)

Total stockholders' deficit	(41,269)	(43,815)

Total liabilities and stockholders' deficit	$128,958	$133,333

BLUESKY SYSTEMS, CORP.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	9/30/2008	9/30/2007	9/30/2008	9/30/2007

Rental income	$ 6,904	$ 6,875	$ 21,904	$ 21,150

Total revenue	6,904	6,875	21,904	21,150

Selling, general and administrative expenses	3,733	6,301	11,247	21,975

Net ordinary income (loss)	3,171	574	10,657	(825)

Interest expense	(2,911)	(3,046)	(8,836)	(9,112)

Net income (loss)	$ 260	$ (2,472)	$ 1,821	$ (9,937)

Net income (loss) per share, basic and fully diluted	$ *	$ *	$ *	$ *

Weighted Average Common Shares Outstanding	15,793,933	15,793,933	15,793,933	15,793,933

* = Less than $.01 per share.

The accompanying notes are an integral part of these consolidated financial statements

BLUESKY SYSTEMS, CORP.
Consolidated Statement of Stockholders' Deficit
For the Nine Months Ended September 30, 2008

	Common
	Stock		Additional
	(Par Value	Common	Paid in	Retained
	.001)	Shares	Capital	(Deficit)

Balances, January 1, 2008	$15,794	15,793,933	$272,550	$(332,159)

Contribution of capital from majority shareholder	$-	-	$725	$-

Net income for the period	$-	-	$-	$1,821

Balances, September 30, 2008	$15,794	15,793,933	$273,275	$(330,338)

The accompanying notes are an integral part of these consolidated financial statements

BLUESKY SYSTEMS, CORP.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30 2008 and 2007

	9 Months Ended	9 Months Ended
	9/30/2008	9/30/2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,821	$(9,937)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	6,933	6,933
(Increase) decrease in operating assets:
Accounts receivable	-	(1,909)
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(3,035)	6,869
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,719	1,956

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital from majority shareholder	725	7,000
Principal repayments of long term debt	(6,336)	(5,922)
NET CASH (USED IN) FINANCING ACTIVITIES	(5,611)	1,078

NET INCREASE IN CASH AND CASH EQUIVALENTS	108	3,034

CASH AND CASH EQUIVALENTS:
Beginning of period	-	43

End of period	$108	$3,077

OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for interest	$8,836	$9,112

Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

BLUESKY SYSTEMS, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of BlueSky Systems, Corp. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these consolidated financial statements should only be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements as included in our Form 10-K for the year ended December 31, 2007.

Interim Financial Information

The unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as of (at) September 30, 2008, and 2007, have been included. Readers of these consolidated financial statements should note that the interim results for the three and six month periods ended September 30, 2008 is not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

NOTE 3 – NOTES PAYABLE

Mortgages incurred for the purchase of the rental property consist of the following:

Secured Commercial Mortgage to an unrelated party, dated May 27, 2005, bearing 6.75% interest. Original amount was $185,000. $164,560 principal balance at September 30, 2008.

NOTE 4 - GOING CONCERN

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $330,338 as of September 30, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Revenues (for the three and nine months ended September 30, 2008 and 2007).

Revenues decrease $29 to $6,904 for the three months ended September 30, 2008, respectively, as compared with $6,875 for the three months ended September 30, 2007, respectively. Revenues increased $754 to $21,904 for the nine months ended September 30, 2008, respectively, as compared with $21,150 for the nine months ended September 30, 2007, respectively. Revenues consisted of rentals on residential rental properties. We had four leases, of which three expired in May 2006. The expired leases are now considered month-to-month leases.

All sales transactions were with unrelated parties.

Cost of Sales (for the three and nine months ended September 30, 2008 and 2007).

None.

Expenses (for the three and nine months ended September 30, 2008 and 2007).

Operating expenses for the three months ended September 30, 2008 decreased $2,568 or 59% to $3,733. The decrease in expenses during this period was primarily attributable to decrease in general and administrative expenses that pertained to fewer repairs and maintenance which decreased in the second quarter of 2008.

Operating expenses for the nine months ended September 30, 2008 decreased $10,728 or 51% to $11,247. The decrease in expenses during this period was primarily attributable to decrease in general and administrative expenses that pertained to fewer repairs and maintenance which decreased in the first, second, and third quarters of 2008.

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

Income Taxes (for the three and nine months ended September 30, 2008 and 2007).

We had no provision for income taxes for the three and nine months ended September 30, 2008 and 2007, respectively, due to our net loss.

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

Income/Losses (for the three and nine months ended September 30, 2008 and 2007).

We had a net income of $260, or less than $.01 per common share for the three-month period ended September 30, 2008. This compares to a net loss of $(2,472) or less than $.01 per common share for the same period ended September 30, 2007. The increases in net income are attributable to the decrease in general and administrative expenses as mentioned above.

We had a net income of $1,821, or less than $.01 per common share for the nine-month period ended September 30, 2008. This compares to a net loss of $(9,937) or less than $.01 per common share for the same period ended September 30, 2007. The increases in net income are attributable to the decrease in general and administrative expenses as mentioned above.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the nine months ended September 30, 2008 and 2007).

Cash flows provided by operations were $5,719 and $1,956 for the nine months ended September 30, 2008 and 2007, respectively. These were mainly attributable to an increase and decrease in accounts payable and non-cash depreciation charges of $6,933 in both periods.

Cash flows provided by (used in) financing activities were $(5,611) and $1,078 for the nine months ended September 30, 2008 and 2007, respectively. Cash flows used in these periods were due primarily to repayments on notes payable on our income producing rental property offset by the capital contributions in both periods from a shareholder.

Overall, we have funded our cash needs from inception through September 30, 2008 with a series of equity and debt transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

We had cash on hand of only $108 and a working capital deficit of $11,526 as of September 30, 2008. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during the remainder of 2007 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2007 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Going concern

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $330,338 as of September 30, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

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

BLUESKY SYSTEMS, CORP. (Registrant)

Date: November 13, 2008	By:	/s/ Duane Bennett
Duane Bennett President, Chief Executive Officer, and Chief Financial Officer