Form 10-K
period 2008-12-31
BLUESKY SYSTEMS CORP
filed 2009-04-15
CIK 1310893

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2008

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

BLUESKY SYSTEMS, CORP.
 (Exact name of small business issuer as specified in its charter)

Pennsylvania	05-6141009
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

191 Chestnut Street, Springfield, MA. 01103
 (Address of principal executive offices)

(413) 734-3116
(Issuer's telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on
To be so registered	which each class is to be
registered
None.	N/A

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]                                No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
Yes [  ]                                No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	
Non-accelerated filer	
Accelerated filer	
Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [X]

The Registrant’s revenues for its fiscal year ended December 31, 2008 were $25,654.

The aggregate market value of the voting stock on March 16, 2009 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates can not be determined because BlueSky Systems Corp is currently not listed or traded on any stock exchange. Non affiliates own 9,623,933 shares of the common stock outstanding.

Number of shares of common stock, par value $.001, outstanding as of March 16, 2009: 25,498,933

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. BUSINESS

We were incorporated on September 21, 2004 under the laws of the State of Pennsylvania to engage in the business of buying, selling, renting, and improving real estate. We are an early stage company and in 2008, we owned 100% of the common stock of School Second Corp., which, in turn, owned property in central downtown Chicopee, Massachusetts at 192 School Street. Specifically, we owned a two-story building that consists of four units and generated revenues by rentals on units. We had four leases, of which three expired in May 2006. The expired leases were then considered month-to-month leases. We plan to continue in this line of business for the foreseeable future.

On October 29, 2008, the Registrant sold the property at 192 School Street, Chicopee, Massachusetts to Serena Cieplinski of 5126 Castle Harbor Way, Centreville, VA 20120 in the amount of $212,500.

Also on October 29, 2008 the Registrant entered into a Stock Purchase Agreement between Pablo Torres, the majority shareholder of Oswego Real Estate Services, Inc. (“Seller”) and Bluesky Systems Corporation (“Buyer” or “Bluesky”).

The Seller traded 20,000,000 shares (twenty million) of Oswego Real Estate Services, Inc. (“Oswego”) in exchange for 250,000 shares (two hundred fifty thousand) of Bluesky Systems Corporation and $5,000 so that such property located at 12-14 Osgood Street in Springfield, Massachusetts (“Property”) is owned by the Buyer. The Buyer and Seller agreed and Philips become a wholly owned subsidiary of the Buyer.

As per the terms of the Stock Purchase Agreement, the mortgage will continue to be the personal liability of the Seller until paid in full by him. All rental proceeds are to be collected by and controlled by the Seller until the property is resold and any negative cash flows for repairs or expenses will be the sole responsibility of the Seller. Furthermore in the event, cash flow after all expenses exceeds 20%, Bluesky and the Seller will equally share the proceeds. Upon liquidation of the property after expenses, the Seller will receive 25% of the capital gains profit and Bluesky will receive 75% of the capital gains profit. If the Seller is incapable of managing the property, then Bluesky will hire a professional property management company to manage the day to day operations, at the Seller’s expense. Additionally, 100,000 (one hundred thousand) shares of the 250,000 (two hundred fifty thousand) shares are to be sold at a mutually acceptable price and the proceeds to be used exclusively for the pay down of the mortgage on the 12-14 Osgood Street property. Bluesky paid $5,000 (five thousand) dollars for consideration in this transaction

Our executive offices are located at 191 Chestnut Street in Springfield, Massachusetts 01103. Our telephone number is (413) 734-3116. We are currently authorized to issue 50,000,000 shares of common stock. We currently have 25,498,933 shares of common stock issued and outstanding.

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

As shown in the accompanying audited financial statements, we have suffered recurring losses from operations since our inception. We experienced losses of $974,269 and $18,729 during 2008 and 2007, respectively. We also had a total accumulated deficit of $1,306,428 as of December 31, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

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

Please be advised that:

·
Our President, Karol Kapinos and our only other officer Duane Bennett, also control Moixa III.  Additionally, our 79% controlling shareholder, the Northeast Nominee Trust to which Duane Bennett is the sole trustee and to which Mr. Bennett’s children are the sole beneficiaries, also holds a controlling majority position in Moixa III.

·	Axiom III and Moixa III have the same business plan as us and operate in the same city

·	Axiom III and Moixa III are managed by the same property management company, Lessard Property Management Services, Inc.
·
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

THE BUILDING AT 192 SCHOOL STREET

On September 21, 2004, we acquired 100% of the common stock of School Second Corp., which in turn, owns 100% of a two-story apartment house, with four units in central downtown Chicopee, Massachusetts located at 192 School Street, which the board of directors had identified as an acceptable business opportunity.

We contracted with Lessard Property Management, Inc. to manage the lease on our behalf.  Their contract fee for doing so is 8% of the collected rent, or $150 per project, whichever is greater.  Mr. Bennett originally arranged the management agreement with Lessard when he owned the property, and that agreement was renewed from time to time with Lessard.  The agreement between Lessard and Bennett is a month to month agreement which is automatically renewed but can be terminated by either party with one months notice. The agreement with Lessard remains in Mr. Bennett’s name, as Lessard required his personal guarantee. Mr. Bennett has assigned the rights in this agreement to us, and since Mr. Bennett owns roughly 80% of our company, we believe the assignment will continue. There is no relationship between us and Lessard and between Mr. Bennett and Lessard.

On October 29, 2008, we sold the property at 192 School Street in the amount of $212,500.

THE BUILDING AT 12-14 OSGOOD STREET, SPRINGFIELD, MASSACHUSETTS

On October 29, 2008, we acquired 20,000,000 shares of common stock of Oswego Real Estate Services, Inc. (“Oswego) in exchange for 250,000 shares of the Company along with $5,000 in consideration. In turn, Oswego became a wholly owned subsidiary of the Company and the property located at 12-14 Osgood Street in Springfield, Massachusetts is now owned by the Company.

The building at 12-14 Osgood Street consists of 2 family rental units. All 2 units are currently leased and yielding approximately $1,200 rental income per month. The mortgage payable on this property as of December 31, 2008 is $105,000.

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

We presently own one two-story apartment house in Springfield, Massachusetts. We hope to acquire additional real estate in the next 12 months, and to utilize the rental proceeds of those properties to pay our operating costs for that period; however, there are no assurances that this revenue will be sufficient to cover our operating costs. Accordingly, if our revenues are not sufficient, we will rely upon capital infusions from our director Duane Bennett; however, there are no assurances that Mr. Bennett will have sufficient funds to provide such capital infusions. He has made no assurance of the minimum or maximum capital amounts he could provide.

PROPERTY LOCATION PROCEDURES

We plan to conduct a preliminary analysis that consists of:

-
Reviewing real estate sales information provided by local board of realtors associations and our review of the census tract increases. The information that we may obtain that would weigh in favor or our proceeding with a property acquisition would be:

o	High volume of real estate sales within the specific area
o	New schools and major commercial developments in the area
o	Improved state and city roads in the area

The information that we may obtain that would weigh against our proceeding with a property acquisition would be:
o	Hazardous waste in the area
o	Crime rates in the area that are higher than the national average (per 100,000 people, based on 2005 FBI Uniform Crime Reports, released Sept. 2006)
o	Vacancy rates of 10% or more in the area

The data that we analyze to determine whether to purchase properties are:

-	Demographic data that suggests increased demand in a specific area. The data that would weigh in favor of our proceeding with a purchase would be:
o	Continued economic development in the area, such as a major corporation moving into the area creating new jobs and increasing residential housing demand.
o	Increase in the population’s median income levels of 5 – 10% per year for a certain area.
o	Lower than the national average of violent and property crimes in the area (per 100,000 people, based on 2005 FBI Uniform Crime Reports, released Sept. 2006)

-	Demographic data that would weigh against a purchase would be:
o	Migration of industrial companies outside the area.
o	Decrease of 10% or more in median income levels
o	Violent and property crime rates in the area that are higher than the national average (per 100,000 people, based on 2005 FBI Uniform Crime Reports, released Sept. 2006)

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

DETAILED MARKET AND FINANCIAL ANALYSIS

Our Secretary will perform detailed market and financial analysis regarding each property we decide to review for purchase to determine whether the specific location is appropriate for acquisition and development. That detailed information will include the following:

-	Number of properties on the market.
-	Number of properties sold in the past 12 months.
-	Sales prices asked per property.
-	Sales price sold per property.
-	Total square footage and acreage per property
-	Total number of units per property.
-	Total number of pending closings per property.

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

PURCHASE PROCEDURES

Once we have located a property that we may want to purchase, if it is not currently listed for sale, we will ascertain whether the owner is willing to sell the property*. We then negotiate a purchase price and ask the following questions of the prospective seller and/or obtain answers from third parties:

-	When does the owner want to sell and close? Favorable conditions we look for regarding this factor are:
o	The seller is willing and able to sell within a six-month period.
o	Typically, the timing and motivation of sellers to enter into contract to sell may include several factors such as: estate planning, gifts to family, age, health and other personal factors.

-	How much will the owner sell the land for? Favorable conditions we will look for regarding this factor are:
o	The price is below market value. We determine market value through appraisals and comparable sales reports in the area.
o	With respect to price, we would also consider value trends, such as historical yearly increases in property values

-	Are there any defects on the title? Favorable conditions we will look for regarding this factor are:
o	No liens and/or encumbrances.
o	The buyer is able to deliver a clean title within the time we would like to close.

-	Does the landowner have title insurance on the property? Favorable conditions we will look for regarding this factor are:
o	The landowner has title insurance on the property.
o	The landowner is able to secure title insurance on the property.
o	We would be able to obtain title insurance on the purchased property.

We will obtain the following documents from the seller during our due diligence on the property:

-	General maps;
-	Environmental reports
-	Copies of existing zoning maps and regulations;
-	Conduct land inspection procedures;
-	Proposed zoning regulations;
-	Deeds;
-	Title insurance; and
-	Tax bills.

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

In addition, we face significant competition from home builders and land developers, because many renters have moved out of the rental market into single-family homes due to recent mortgage interest rates, which have reached 40-year lows in some cases. Nationally, there are over one hundred major land developers. Approximately 10% of these developers capture approximately 50% of the market for such developments. These developers have greater financial resources than we do and are better poised for market retention and expansion than we are. Specifically, our competition with national homebuilders is as follows:

-	Pulte Homes;
-	Ryan Homes;
-	Ryland Homes;
-	John Weiland Homes;
-	Crescent Resources; and
-	Harris Group

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deems to be immaterial also may materially adversely affect our business, financial condition or results of operations.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND NEAR ABSENCE OF REVENUES, EVALUATING OUR BUSINESS AND PROSPECTS MAY BE DIFFICULT.

While our competitors have operated real estate businesses for a significant period of time, we have only had limited operations and a near absence of revenues since our inception in September 2004. As a result, we have a limited operating history upon which you can evaluate us and our prospects. In addition, we have an accumulated deficit of $1,306,428 since inception through December 31, 2008. These uncertainties increase the risk that you may lose your investment.

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

We will need additional funding over the next twelve months to develop our business. The estimated need for funds could be as little as $45,000 or as high as $1,000,000, depending on the properties we plan to acquire and the maintenance of current facilities. Please note that the $45,000 amount above consists of $25,000 in cash to purchase such properties as discussed in more detail in this paragraph plus $20,000 which covers additional expense related to our newly acquired reporting obligation. For instance, if we can purchase a property with as little money down, such as low as 5% for illustrative purposes, then we would only require the low end of the above range, or about $25,000 in cash, exclusive of the $20,000 which covers the expense of our newly acquired reporting obligation, to purchase such property costing $500,000 for illustrative purposes. On the other hand, if we purchase a property with only cash and without borrowing, then we would spend as much as $500,000 on the same purchase in the illustration above. If two of these properties are purchased with no borrowings, then we would spend $1,000,000 as an example. In addition, much depends of the quality of the property. For example, the property may require significant expenditures to obtain a certificate of occupancy for it. As of December 31, 2008, we had no liquid assets with which to pay our expenses. Accordingly, we will seek outside sources of capital such as conventional bank financing; however, there can be no assurance that we will be able to obtain favorable terms for such financing. If adequate funds are not available, we may be required to curtail operations or shut down completely.

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

OUR PRINCIPAL STOCKHOLDER CONTROLS OUR BUSINESS AFFAIRS, SO YOU WILL HAVE LITTLE OR NO PARTICIPATION IN OUR BUSINESS AFFAIRS.

Currently, our principal stockholder, Duane Bennett, owns approximately 61.18% of our common stock. Most of this stock is held by the Northeast Nominee Trust. Duane Bennett is the sole trustee of this trust. As a result, he will have control over all matters requiring approval by our stockholders and can outvote all minority stockholders. In addition, he will be able to elect all of the members of our Board of Directors, which will allow him to significantly control our affairs and management. He will also be able to affect most corporate matters requiring stockholder approval by written consent, without the need for a duly noticed and duly-held meeting of stockholders. Accordingly, you will be limited in your ability to effect change in how we conduct our business.

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

WE HAVE INCURRED LOSSES FROM OPERATIONS AND LIMITED CASH, WHICH RAISES SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

As of December 31, 2008, our accumulated deficit was $1,306,428. Our cash flows provided by (used in) operations were $7,723 and $(3,942) for the years ended December 31, 2008 and December 31, 2007, respectively. We have incurred losses from operations and limited cash that raises substantial doubt as to whether we can continue as a going concern.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

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

Location and Description

We owned a two-story building that consists of four units in central downtown Chicopee, Massachusetts at 192 School Street. We had four leases, of which two expired in May 2006, a third expired on September 30, 2007 and the fourth lease was valid through June 30, 2008. The lease term for all leases is 12 months. The expired leases are now considered month-to-month leases. Aggregate gross rental income from these tenants is $2,500 per month or $30,000 per year.

We currently own a three-story building located at 12-14 Osgood Street, Springfield, Massachusetts. The building consists of two family units each with a combined monthly rental rate of $1200.00.

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

Description of Real Estate and Operating Data

Our primary asset for the majority of 2008 was the two-story building consisting of four units located at 192 School Street in Chicopee, Massachusetts and now it is the three-story building located at 12-14 Osgood Street in Springfield, Massachusetts. We are obligated to a secured commercial mortgage to an unrelated party for $185,000 in order to obtain the School Street property. No prepayment penalty provisions exist in the mortgage. The commercial mortgage matures on April, 2021, and should be paid in full with no balance owing on that date. The building is divided into four rentable spaces, all of which are currently rented.

We had four leases in place for the building, two expired in May 2006, a third expired on September 30, 2007 and the fourth lease was valid through June 30, 2008. The lease term for all leases is 12 months. The expired leases are now considered month-to-month leases. There are no plans to make renovations or improvements to the property at this time.

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

Our contract with Lessard to manage these leases was assigned to us by Duane Bennett in an Assignment of Contract Rights and Obligations, dated November 29, 2004. Under the terms of the Lessard Property Management Services, Inc. Residential Property Management Agreement, dated August 27, 2003, Lessard agreed to provide property management services including, but not limited to, the following:

·	Rental of dwelling units;
·	Collection of rents and other receipts;
·	Enforcement of leases or rental agreements;
·	Maintain a 24-hour emergency answering service; and
·	Handle emergency maintenance situations and after hours calls.

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

In connection with our decision to explore the possibility of acquiring properties in North Carolina, we received advice on purchasing investment properties and the rehabilitation and repair of such properties from Cecil Medlin, who has been in the real estate business for the past 50 years. Mr. Medlin was compensated with 25,000 shares of our common stock for his services.

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

Our primary asset is the two-story building consisting of four units located at 12-14 Osgood Street, in Springfield, Massachusetts. Pablo Torres is obligated to a secured commercial mortgage to an unrelated party for $105,000 in order to obtain the Osgood Street property. The building is divided into four rentable spaces, all of which are currently rented. There are no plans to make renovations or improvements to the property at this time.

The leases are managed by Pablo Torres on our behalf. The average effective rent per unit is $600 per unit, per month. The two leases on the property cover a combined total area of 2,500 square feet, representing a combined annual rental of $14,400. None of the individual leases are with related parties, all are unrelated third parties. We have not reported the details of the individual leases because they are in the names of private individuals.

In connection with our decision to explore the possibility of acquiring properties in North Carolina, we received advice on purchasing investment properties and the rehabilitation and repair of such properties from Cecil Medlin, who has been in the real estate business for the past 50 years. Mr. Medlin was compensated with 25,000 shares of our common stock for his services.

The nature of the business of each of these tenants and the principal provisions of their leases are outlined as follows: all are residential leases for individuals or families, for monthly rent, according to the usual terms for residential lease agreements.

The building, which is zoned as residential property, is located in the city of Springfield located near the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway crossing Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. Springfield is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut.

Management is of the opinion that the building is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market for Common Equity

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

HOLDERS.

As of March 16, 2009 there were 68 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

During the past three years the Registrant has issued the following securities without registration under the Securities Act of 1933, as amended:

In 2008, we issued 580,000 common shares to various shareholders for consulting services rendered. These shares were valued at $.10 as of the date of issuance, yielding an aggregate expense of $58,000. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2008, we issued 250,000 common shares to Pablo Torres in connection with the Stock Purchase Agreement between the Company and Pablo Torres. These shares were valued at $.10 as of the date of issuance, yielding an aggregate expense of $25,000. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

During 2008, we issued 50,000 common shares to Guardian Registrar and Transfer, Inc. for its services to the Company as registrar and transfer agent.  These shares were valued at $.10 as of the date of issuance, yielding an aggregate expense of $5,000. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2008, we issued 100,000 common shares to Wibraham Rotary Memorial Foundation, Inc. as a donation. These shares were valued at $.10 as of the date of issuance, yielding an aggregate expense of $10,000. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2008, we issued 5,750,000 common shares to various individuals through the shareholder Northeast Nominee Trust as donations. These shares were valued at $.10 as of the date of issuance, yielding an aggregate expense of $575,000. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2008, we issued 3,000,000 common shares to Northeast Nominee Trust, Duane Bennett trustee, for his services to the Company as President. These shares were valued at $.10 as of the date of issuance, yielding an aggregate expense of $300,000. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2008, we issued 75,000 common shares to Karol Kapinos for her services to the Company as President. These shares were valued at $.10 as of the date of issuance, yielding an aggregate expense of $75,000. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

ITEM 6. SELECTED FINANCIAL DATA

If the registrant qualifies as a smaller reporting company as defined by Rule 229.10(f)(1), it is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver our magazines on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

Revenue recognition

Our revenue is derived from rental income from leases. The expired leases are considered month-to-month leases.  In accordance with SFAS 13, paragraph 23, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying December 31, 2008 balance sheet. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue is recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

Revenues (for the years ended December 31, 2008 and 2007).

Revenues decreased $1,243 or 11% to $25,654 for the year ended December 31, 2008, respectively, as compared with $28,650 for the year ended December 31, 2007. Revenues consisted of rentals on residential rental properties. We had four leases, of which three expired in May 2006. The expired leases are now considered month-to-month leases.

All sales transactions were with unrelated parties.

Cost of Sales (for the years ended December 31, 2008 and 2007).

None.

Expenses (for the years ended December 31, 2008 and 2007).

Operating expenses for the year ended December 31, 2008 increased 1,006,063 or 2801.7% to $1,014,972 from $35,909 in 2007. The increase in expenses through the year 2008 was due to us moving toward developing our business plan and registering our common stock. In addition, we experience an increase in professional fees to around $20,000 per year for compliance with the reporting requirements of the Securities and Exchange Commission. We issued $970,500 in common stock for services rendered.

We do not have any lease agreements for our principal office and do not currently have any employment agreements.

Income Taxes (for the years ended December 31, 2008 and 2007).

We had no provision for income taxes for the year ended December 31, 2008 and 2007, respectively, due to our net loss.

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

Income/Losses (for the years ended December 31, 2008 and 2007).

We had a net loss of $936,743, or less than $.01 per common share for the year ended December 31, 2008. This compares to a net loss of $18,729, or less than $.01 per common share for the year ended December 31, 2007. The decreases in net losses are attributable to the increase in general and administrative expenses as mentioned above as well as the cost of going public.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the years ended December 31, 2008 and 2007).

Cash flows provided by (used in) operations were $(43,162) and $(3,942) for the year ended December 31, 2008 and 2007, respectively. These were mainly attributable to decrease in accounts receivable, a decrease in accounts payable, and non-cash depreciation charges in both periods, a gain on the sale of property in the amount of $88,411 in 2008 and the $970,500 worth of shares issued for services rendered.

Cash flows provided by investing activities were $212,500 and $0 for the year ended December 31, 2008 and 2007, respectively. Cash flows provided in these periods were due primarily to the proceeds from the sale of property in the amount of $215,500/

Cash flows provided by (used in) financing activities were $(169,338) and $3,899 for the year ended December 31, 2008 and 2007, respectively. Cash flows used in these periods were due primarily to repayments on notes payable on our income producing rental property offset by the capital contributions from a shareholder in 2007 only.

Overall, we have funded our cash needs from inception through December 31, 2008 with a series of equity and debt transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

We had cash on hand of only $-0- and a working capital deficit of $13,500 as of December 31, 2008. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during 2009 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2009 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Going concern

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $1,268,902 as of December 31, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS

Financial Summary Information

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the financial statements and related notes presented in this section.

Audited Financial Summary Information for the Years Ended December 31, 2008 and 2007

Statements of Operations	For the year ended December 31, 2008	For the year ended December 31, 2007

Revenues	$25,654	$28,650
Interest expense	$(8,836)	$(11,470)
Net (loss)	$(936,743)	$(18,729)
Net loss per common share	**	**

** Less than $.01

Balance Sheet	As of December 31, 2008

Cash	$0
Total current assets	$0
Other assets	$104,352
Total Assets	$104,352
Current liabilities	$13,500
Long term liabilities	$100,185
Stockholders’ equity	$(9,333)
Total liabilities and stockholders’ equity	$104,352

CONTENTS

INDEPENDENT AUDITOR’S REPORT	25

CONSOLIDATED BALANCE SHEET	26

CONSOLIDATED STATEMENTS OF OPERATIONS	27

CONSOLIDATED STATEMENTS OF CASH FLOWS	28

CONSOLDIATED STATEMENT OF STOCKHOLDERS’ DEFICIT	29

NOTES TO FINANCIAL STATEMENTS	30-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BlueSky Systems, Corp and Subsidiary

I have audited the accompanying consolidated balance sheets of BlueSky System, Corp. and Subsidiary (“The Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ deficit and comprehensive income, and cash flows for the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BlueSky Systems, Corp. and Subsidiary as of December 31, 2008, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Traci J. Anderson
Traci J. Anderson, CPA
Huntersville, NC
April 15, 2009

BlueSky Systems, Corp.
Consolidated Balance Sheet
December 31, 2008

Assets:	12/31/2008	12/31/2007
Current assets
Cash - unrestricted	$-	$-
Cash - restricted for security deposits	-	-

Total current assets	-	-

Fixed assets
Property and equipment	105,000	161,513
Accumulated depreciation	(648)	(28,180)

Total fixed assets	104,352	133,333

Total assets	$104,352	$133,333

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and other current liabilities	$8,500	$6,252
Current portion of mortgage payable	5,000	8,447

Total current liabilities	13,500	14,699

Long-term mortgage payable	100,185	162,449

Total liabilities	113,685	177,148

Stockholders' Deficit
Common stock, (50,000,000 shares authorized, 25,498,933 shares issued
and outstanding, par value $.001 per share)	25,499	15,794
Additional paid-in capital	1,234,070	272,550
Retained deficit	(1,268,902)	(332,159)

Total stockholders' deficit	(9,333)	(43,815)

Total liabilities and stockholders' deficit	$104,352	$133,333

The accompanying notes are an integral part of these consolidated financial statements.

BlueSky Systems, Corp.
Consolidated Statement of Operations
For the years ended December 31, 2008 and 2007

	Year Ended	Year Ended
	12/31/2008	12/31/2007

Rental income	$25,654	$28,650

Total revenue	25,654	28,650

Selling, general and administrative expenses	58,294	10,205
Common stock issued for services received	970,500	-
Bad debt expense	-	511
Consulting	-	12,813
Repairs and maintenance	3,934	3,137
Depreciation	9,244	9,243
Total expenses	1,041,972	35,909

Net ordinary (loss)	(1,016,318)	(7,259)

Other income (expense):
Gain on sale of property	88,411	-
Interest expense	(8,836)	(11,470)
Total other income (expense)	79,575	(11,470)

Net (loss)	$(936,743)	$(18,729)

Net (loss) per share, basic and fully diluted	$(0.05)	$ *

Weighted Average Common Shares Outstanding	20,646,433	15,793,933

* = Less than $.01 per share.

The accompanying notes are an integral part of these consolidated financial statements.

BlueSky Systems Corp.
Consolidated Statements of Cash Flows
For the years ended December 31, 2008 and 2007

	Year Ended	Year Ended
	12/31/2008	12/31/2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(936,743)	$(18,729)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	9,244	9,243
Gain on sale of property	(88,411)	-
Common stock issued for services received	970,500	-
(Increase) decrease in operating assets:
Accounts receivable	-	1,267
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	2,248	4,277
NET CASH (USED IN) OPERATING ACTIVITIES	(43,162)	(3,942)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	212,500	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	212,500	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital from majority shareholder	725	10,800
Principal repayments of long term debt	(170,063)	(6,901)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(169,338)	3,899

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(43)

CASH AND CASH EQUIVALENTS:
Beginning of year	-	43

End of year	$-	$-

OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for interest	$8,836	$11,470

Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BlueSky Systems, Corp.
Consolidated Statements of Stockholders' Deficit
For the years ended December 31, 2008 and 2007

	Common		Additional
	Stock	Common	Paid in	Retained
	(Par Value .001)	Shares	Capital	(Deficit)

Balances, January 1, 2007	$15,794	15,793,933	$261,750	$(313,431)

Capital contributions	$-	-	$10,800	$-

Net loss for the year	$-	-	$-	$(18,728)

Balances, January 1, 2008	$15,794	15,793,933	$272,550	$(332,159)

Contribution of capital from majority shareholder	$-	-	$725	$-

Common stock issued for services received	$9,705	9,705,000	$960,795	$-

Net loss for the year	$-	-	$-	$(936,743)

Balances, December 31, 2008	$25,499	25,498,933	$1,234,070	$(1,268,902)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity— BlueSky System, Corp. (“The Company”) was organized under the laws of the State of Pennsylvania in June 2004 as a C-Corporation.  The Company owns one subsidiary, School Street Second Corp. (“The Subsidiary”).  The purpose of the Subsidiary is to buy, sell, rent, and improve any and all aspects of real estate.  The Subsidiary currently owns one building in Springfield, Massachusetts.

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

Revenue Recognition—The Company’s revenue is derived from rental income from 4 leases.  The expired leases are considered month-to-month leases.  In accordance with SFAS 13, paragraph 23, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying December 31, 2008 balance sheet.  There are no contingent rentals included in income in the accompanying statements of operations.  With the exception of the month-to-month leases, revenue is recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

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

Advertising Costs—Advertising costs are expensed as incurred.  The Advertising expense totaled $0 and $0 for the years ended December 31, 2008 and 2007, respectively.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  During 2008 and 2007, Accounts Receivable in the amount of $0 and $0 were deemed uncollectible and were written off to Bad Debt Expense.  As of December 31, 2008, the Company’s Accounts Receivable balance was $0.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Property and equipment—Depreciable assets are stated at cost.  As of December 31, 2008, the Company had the following depreciable assets:

Asset	Cost	Accumulated Depreciation	Book Value	Estimated Life	Estimated Annual Depreciation
Rental Property	$65,499	$10,123	$55,376	27.5	$2,382
Capital Improvements	66,514	6,210	60,304	27.5	2,418
HVAC System	11,500	4,381	7,119	7	1,643
Sprinkler System	14,000	5,333	8,667	7	2,000
Equipment	4,000	2,133	1,867	5	800
	$161,513	$28,180	$133,333		$9,244

Recent Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS 157 as to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these nonfinancial assets and liabilities. The Company’s adoption of SFAS 157 on January 1, 2008 did not have a material impact on its consolidated financial position, results of operations or cash flows during the year ended December 31, 2008. The Company does not expect the deferred portion of the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date.  SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008. The

Recent Accounting Pronouncements (cont.) - Company is currently evaluating the impact of adopting SFAS 141R on its consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

Recent Accounting Pronouncements (cont.) - In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2008 and 2007 is summarized as follows:

Cash paid during the period for interest and income taxes:
                                       2008               2007
Income Taxes                                                    $   ---              $   ---
Interest                                                             $8,836              $ 11,470

Non-cash financing activities:
                                                                                                  2008              2007
    Common stock issued for services prepaid and rendered       $ 970,500             $ 0

NOTE C—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there from, there is no provision for current or deferred federal or state income taxes for the years ended December 31, 2008 and 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2008 is as follows:

Total Deferred Tax Asset	$90,000
Valuation Allowance	(90,000)
Net Deferred Tax Asset	$-

No tax benefits have been recorded for the nondeductible (tax) expenses (stock for services) totaling $970,500.

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2008 and 2007 is as follows:

                                                                                      2008          2007
Income tax computed at the federal statutory rate             34%          34%
Valuation Allowance                                                      (34%)       (34%)
Total deferred tax asset                                                     0%             0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company has approximately $225,000 in carry forwards available through the year 2028.

NOTE D—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered recurring losses from operations to date.  It experienced losses of $936,743 and $18,729 during 2008 and 2007, respectively.  The Company had a net deficiency of $1,268,902 as of December 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE F—EQUITY

In 2007, no shares of the Company stock were issued.

In 2008, 9,705,000 shares of the Company’s 50,000,000 authorized, $.001 par common stock were issued. The shares were issued as follows:

9,705,000 common shares were issued during 2008 to various business consultants for services rendered in 2008. The shares were recorded using a price of ten cents per share which approximates the value assigned to the stock from a prior private placement of the stock.

NOTE G—NOTES PAYABLE

Mortgages incurred for the purchase of the rental property consist of the following:

Mortgages incurred for the purchase of the rental property consist of the following:

Secured Commercial Mortgage to an unrelated party.
Current Balance of          $ 105,184.88

The aggregate amount of long-term debt maturing during each of the succeeding five years and thereafter  is as follows:

For the year ending	Amount

2009	$15,000
2010	$16,500
2011	$18,150
2012	$19,965
Thereafter	$35,569
Total	$105,184

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

To evaluate the effectiveness of our internal controls over financial reporting, we have adopted the framework prescribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  We believe that this framework will assist in the provision of reasonable assurance of the effectiveness and efficiency of operations, the reliability of financial reporting, and compliance with applicable laws and regulations.  In adopting the COSO framework, we maintain a control environment, perform risk assessments, carry out control activities, emphasize quality information and effective communication, and perform monitoring.  In the maintenance of a control environment, we are committed to integrity and ethical values as well as to competence.  We strive to assign authority and responsibility in a manner that supports our internal controls, and we also maintain human resources policies and procedures designed to support our internal controls.  Our risk assessments are designed to ensure the achievement of company-wide and process-level objectives as well as to identify and analyze risks while managing change.  We believe that all of these components together form a foundation for sound internal control through directed leadership, shared values and a culture that emphasizes accountability for control.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2008, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2008, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

As of the end of the period covered by the Annual Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, internal controls over financial reporting were effective as of the end of the period covered by the Report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

Karol Kapinos, President and Director

For the past five years, Mr. Karol Kapinos has been a self-employed entrepreneur as a wholesaler of domestic and foreign automobiles through his wholly owned company, Midway Motors, Inc.  During this time, Mr. Kapinos has become familiar with sales marketing strategies as well as overall economic trends in and around the Massachusetts area. Mr. Kapinos has not been an affiliate of any other company for the past five years. Mr. Kapinos is also on the Board of Directors of the Metro League. He conducts charity softball programs preparing and coaching kids for college sports.

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

Family Relationships.

None.

Legal Proceedings.

No officer, director, or persons nominated for such positions and no promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there are only four (4) directors serving on our Board, and us are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•           Compliance with applicable governmental laws, rules and regulations
The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
•           Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2008. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, hawse have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of Bluesky Systems, Corp. during the years 2008, 2007, and 2006. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Karol Kapinos, our President and Director, and Duane Bennett, our Secretary and Director.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Karol Kapinos President and Director	2008 2007 2006	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Duane Bennett Secretary and Director	2008 2007 2006	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following tables set forth the ownership, as of March 16, 2009, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Security Ownership of Certain Beneficial Owners (1)(2)

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
Karol Kapinos President and Director 191 Chestnut Street, Springfield, MA 01103	275,000 Direct	1.07%
Duane Bennett Secretary and Director 191 Chestnut Street, Springfield, MA 01103	100,000 (3) Direct	Less than 1%
Duane Bennett Trustee of North East Nominee Trust 191 Chestnut Street, Springfield, MA 01103	12,500,000 (3) Indirect	60.78%
A-Z Consulting, Inc. 7951 SW 6th Street, Suite 216 Plantation, FL 33324	1,300,000 (4)	5.01%

Security Ownership of Directors and Officers (1)(2)

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
Karol Kapinos President and Director 191 Chestnut Street, Springfield, MA 01103	200,000 Direct	1.07%
Duane Bennett Secretary and Director 191 Chestnut Street, Springfield, MA 01103	100,000 (3) Direct	Less than 1%
Duane Bennett Trustee of North East Nominee Trust 191 Chestnut Street, Springfield, MA 01103	15,500,000 (3) Indirect	60.78%
All directors and officers as a group	15,800,000	62%
Total Outstanding	25,498,933	100.0%

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

(3)	Mr. Bennett owns 100,000 of these shares in his own name. The remaining 15,500,000 shares are owned in the name of the Northeast Nominee Trust, of which he is the sole trustee.

(4)
A-Z Consulting, Inc. received the 1,500,000 shares of common stock for consulting services rendered. Our agreement with A-Z Consulting, Inc. is attached as an exhibit to this registration statement. A-Z Consulting is equally owned by Michael J. Bongiovanni and Robert C. Cottone.

 Changes in Control.

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In 2007, no shares of our common stock were issued.

In 2008, 9,805,000 shares of our common stock were issued. Please refer to Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional disclosure on these transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Traci J. Anderson, CPA ("Anderson") for our audit of the annual financial statements for the years ended December 31, 2008 and 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2008		2007
	Anderson		Anderson

Audit Fees (1)	$2,500	(1)	$2,500	(3)
Audit-Related Fees (4)			--
Tax Fees (5)			--
All Other Fees (6)			--
Total Accounting Fees and Services	$2,500		$2,500

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown for Anderson in 2008 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2008, and (ii) the review of the financial statements included in our filings on Form 10-Q for the second and third quarters of 2008.

(3)
The amounts shown for Anderson in 2007 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2007, and (ii) the review of the financial statements included in our filings on Form 10-Q for the second and third quarters of 2007.

(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.
(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Traci J. Anderson, CPA were pre-approved by our Board of Directors.

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

    (a) On December 31, 2008, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

    (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of BlueSky Systems, Corp. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm Balance Sheet at December 31, 2008
Statements of Operations - for the years ended December 31, 2008 and 2007
Statements of Cash Flows - for the years ended December 31, 2008 and 2007
Statements of Stockholders’ Equity - for the years ended December 31, 2008 and 2007
Notes to Financial Statements

2. Exhibits

10.1 Stock Purchase Agreement between Pablo Torres and Bluesky Systems Corporation
14.1 Code of Ethics *
31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Filed previously.

(b)	Reports on Form 8-K

None

 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

Bluesky Systems, Corp.

Date: April 15, 2009	By:	/s/ Karol Kapinos
Karol Kapinos
President