Form 10-K/A
period 2008-12-31
BLUESKY SYSTEMS CORP
filed 2009-04-17
CIK 1310893

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

The aggregate market value of the voting stock on April 16, 2009 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates can not be determined because BlueSky Systems Corp is currently not listed or traded on any stock exchange. Non affiliates own 9,623,933 shares of the common stock outstanding.

Number of shares of common stock, par value $.001, outstanding as of April 16, 2009: 25,498,933

EXPLANATORY NOTE

This amended Form 10-K is being filed in order to include certain information which was inadvertently omitted from the initial filing. This amended filing includes the initial filing in its entirety.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K/A under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K/A. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K/A that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. BUSINESS

We were incorporated on September 21, 2004 under the laws of the State of Pennsylvania to engage in the business of buying, selling, renting, and improving real estate. Over the last year we have been engaged in buying and selling our property and we have entered into new agreements for the management of new rental property.  In 2008, we owned 100% of the common stock of School Second Corp., which, in turn, owned property in central downtown Chicopee, Massachusetts at 192 School Street. Specifically, we owned a two-story building that consists of four units and generated revenues by rentals on units. During 2008 we sold this property and acquired a new property in Chicopee Massachusetts near Springfield in western Massachusetts at 12-14 Osgood Street.  Accordingly, all of the leases and agreements relating to the property at 192 School Street were terminated.

The Registrant sold the property at 192 School Street, Chicopee, Massachusetts to Serena Cieplinski of 5126 Castle Harbor Way, Centreville, VA 20120 on October 29, 2008 for $212,500.

Also on October 29, 2008 the Registrant entered into a Stock Purchase Agreement between Pablo Torres, the majority shareholder of Oswego Real Estate Services, Inc. (“Seller”) and Bluesky Systems Corporation (“Buyer” or “Bluesky”).

The Seller sold 20,000,000 shares (twenty million) of Oswego Real Estate Services, Inc. (“Oswego”) in exchange for 250,000 shares (two hundred fifty thousand) of Bluesky Systems Corporation and $5,000 so that such property located at 12-14 Osgood Street in Springfield, Massachusetts (“Property”) is owned by the Buyer. The Buyer and Seller agreed and Philips become a wholly owned subsidiary of the Buyer.

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

As shown in the accompanying audited financial statements, we have suffered recurring losses from operations since our inception. We experienced losses of $936,743 and $18,729 during 2008 and 2007, respectively. We also had a total accumulated deficit of $1,268,902 as of December 31, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

THE BUILDING AT 192 SCHOOL STREET

On September 21, 2004, we acquired 100% of the common stock of School Second Corp., which in turn, owns 100% of a two-story apartment house, with four units in central downtown Chicopee, Massachusetts located at 192 School Street, which the board of directors had identified as an acceptable business opportunity.

We contracted with Lessard Property Management, Inc. to manage the lease on our behalf however all contracts were terminated when the property was sold.

On October 29, 2008, we sold the property at 192 School Street in the amount of $212,500.

THE BUILDING AT 12-14 OSGOOD STREET, SPRINGFIELD, MASSACHUSETTS

On October 29, 2008, we acquired 20,000,000 shares of common stock of Oswego Real Estate Services, Inc. (“Oswego) in exchange for 250,000 shares of the Company along with $5,000 in additional cash consideration. In turn, Oswego became a wholly owned subsidiary of the Company and the property located at 12-14 Osgood Street in Springfield, Massachusetts is now owned by the Company through its subsidiary Oswego Real Estate Services.

The building at 12-14 Osgood Street consists of 2 family rental units. Both units are currently leased and yield approximately $1,200 rental income per month. The mortgage payable on this property as of December 31, 2008 is $105,000.

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

EMPLOYEES

With the exception of Duane Bennett we have no employees. We have no employment agreements with any of our management. We do not anticipate hiring any additional employees in the next 12 months.

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

BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND NEAR ABSENCE OF REVENUES, EVALUATING OUR BUSINESS AND PROSPECTS MAY BE DIFFICULT.

While our competitors have operated real estate businesses for a significant period of time, we have only had limited operations and a near absence of revenues since our inception in September 2004. As a result, we have a limited operating history upon which you can evaluate us and our prospects. In addition, we have an accumulated deficit of $1,268,902 since inception through December 31, 2008. These uncertainties increase the risk that you may lose your investment.

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

WE HAVE INCURRED LOSSES FROM OPERATIONS AND LIMITED CASH, WHICH RAISES SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

As of December 31, 2008, our accumulated deficit was $1,268,902. Our cash flows provided by (used in) operations were $(43,162) and $(3,942) for the years ended December 31, 2008 and December 31, 2007, respectively. We have incurred losses from operations and limited cash that raises substantial doubt as to whether we can continue as a going concern.

DECLINING ECONOMIC CONDITIONS COULD NEGATIVELY IMPACT OUR BUSINESS

Our operations are affected by local, national and worldwide economic conditions.  Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally.  In recent weeks, this volatility and disruption has reached unprecedented levels.  The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. While the ultimate outcome and impact of the current economic conditions cannot be predicted, a lower level of economic activity might result in a decline in energy consumption, which may adversely affect the price of oil, liquidity and future growth.  Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

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

Location and Description

For much of 2008 we owned a two-story building that consists of four units in central downtown Chicopee, Massachusetts at 192 School Street. Aggregate gross rental income from the rental of these properties was $2,500 per month or $30,000 per year.  Upon the sale of this property all lease agreements were terminated.

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

The building, which is zoned as residential property, is located in the city of Chicopee located near the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway crossing Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. Springfield is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut.

Management is of the opinion that the building is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2008.

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

HOLDERS.

As of April 16, 2009 there were 68 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

During the past three years the Registrant has issued the following securities without registration under the Securities Act of 1933, as amended:

In 2008, we issued 655,000 common shares to various shareholders for consulting services rendered. These shares were valued at $.10 as of the date of issuance, yielding an aggregate expense of $58,000. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

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

Cost of Sales (for the years ended December 31, 2008 and 2007).

None.

Expenses (for the years ended December 31, 2008 and 2007).

Operating expenses for the year ended December 31, 2008 increased $1,006,063 or over 100% to $1,041,972 from $35,909 in 2007. The increase in expenses through the year 2008 was due to us moving toward developing our business plan and registering our common stock. In addition, we experience an increase in professional fees to around $20,000 per year for compliance with the reporting requirements of the Securities and Exchange Commission. We issued $970,500 in common stock for services rendered.

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

Cash flows provided by investing activities were $212,500 and $0 for the years ended December 31, 2008 and 2007, respectively. Cash flows provided in 2008 was due solely to the proceeds from the sale of property in the amount of $215,500 in 2008.

Cash flows provided by (used in) financing activities were $(169,338) and $3,899 for the year ended December 31, 2008 and 2007, respectively. Cash flows used in these periods were due primarily to repayments on notes payable on our income producing rental property offset by the capital contributions of $10,800 from a shareholder in 2007 only.

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

We had cash on hand of only $-0- and a working capital deficit of $9,614 as of December 31, 2008. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during 2009 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2009 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Our success will depend upon implementing our plan of operations and the risks associated with our business plans. We operate a small real estate rental business in the Springfield, Massachusetts area. We plan to strengthen our position in this market. We also plan to expand our operations in the Springfield area.

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

Audited Financial Summary Information for the Years Ended December 31, 2008 and 2007

Statements of Operations	For the year ended December 31, 2008	For the year ended December 31, 2007

Revenues	$25,654	$28,650
Interest expense	$(8,836)	$(11,470)
Net (loss)	$(936,743)	$(18,729)
Net loss per common share	(0.5)	**

** Less than $.01

Balance Sheet	As of December 31, 2008

Cash	$0
Total current assets	$0
Other assets	$104,352
Total Assets	$104,352
Current liabilities	$9,614
Long term liabilities	$104,071
Stockholders’ deficit	$(9,333)
Total liabilities and stockholders’ deficit	$104,352

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BlueSky Systems, Corp and Subsidiary

I have audited the accompanying consolidated balance sheets of BlueSky Systems, Corp. and Subsidiaries (“The Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BlueSky Systems, Corp. and Subsidiaries as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Traci J. Anderson
Traci J. Anderson, CPA
Huntersville, NC
April 16, 2009

BlueSky Systems, Corp.
Consolidated Balance Sheets
December 31, 2008 and 2007

Assets:	12/31/2008	12/31/2007
Current assets
Cash - unrestricted	$-	$-
Cash - restricted for security deposits	-	-

Total current assets	-	-

Fixed assets
Property and equipment	105,000	161,513
Accumulated depreciation	(648)	(28,180)

Total fixed assets	104,352	133,333

Total assets	$104,352	$133,333

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and other current liabilities	$8,500	$6,252
Current portion of mortgage payable	1,114	8,447

Total current liabilities	9,614	14,699

Long-term mortgage payable	104,071	162,449

Total liabilities	$113,685	177,148

Stockholders' Deficit
Common stock, (50,000,000 shares authorized, 25,498,933 shares issued
and outstanding, par value $.001 per share)	25,499	15,794
Additional paid-in capital	1,234,070	272,550
Retained deficit	(1,268,902)	(332,159)

Total stockholders' deficit	(9,333)	(43,815)

Total liabilities and stockholders' deficit	$104,352	$133,333

The accompanying notes are an integral part of these consolidated financial statements. See auditor’s report.

BlueSky Systems, Corp.
Consolidated Statements of Operations
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

* = Less than $.01 per share.

The accompanying notes are an integral part of these consolidated financial statements. See auditor’s report.

BlueSky Systems Corp.
Consolidated Statements' of Cash Flows
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

The accompanying notes are an integral part of these consolidated financial statements. See auditor’s report.

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

The accompanying notes are an integral part of these consolidated financial statements. See auditor’s report.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Property and equipment—Depreciable assets are stated at cost.  As of December 31, 2008, the Company had the following depreciable assets:

Asset	Cost	Accumulated Depreciation	Book Value	Estimated Life	Estimated Annual Depreciation
Rental Property	$105,000	$648	$104,352	27.5	$3,818

Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS 157 as to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these nonfinancial assets and liabilities. The Company’s adoption of SFAS 157 on January 1, 2008 did not have a material impact on its consolidated financial position, results of operations or cash flows during the year ended December 31, 2008. The Company does not expect the deferred portion of the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

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

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2008 and 2007 is summarized as follows:

Cash paid during the period for interest and income taxes:
                                       2008               2007
Income Taxes                                                    $   ---              $   ---
Interest                                                             $8,836              $ 11,470

Non-cash financing activities:
                                                                                                  2008              2007
    Common stock issued for services rendered                         $ 970,500             $ 0

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

The measurement valuation allowance increased by $50,900 and $10,000 during the years ending December 31, 2008 and 2007, respectively.

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

NOTE E—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of December 31, 2006. 2008 or 2007.

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

NOTE G—MORTGAGE NOTE PAYABLE

Mortgages incurred for the purchase of the rental property consist of the following at December 31, 2008:

Secured Commercial Mortgage to an unrelated party, with an interest rate at 6.875% and a maturity date of June 1, 2037.

Current Balance of  $ 105,184.88

The aggregate amount of long-term debt at December 31, 2008 maturing during each of the succeeding five years and thereafter is as follows:

For the year ending	Amount

2009	$1,114
2010	$1,193
2011	$1,277
2012	$1,368
2013	$1,465
Thereafter	$98,768
Total	$105,185

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

Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Name	Age	Position
Duane Bennett	47	President, Secretary and Director

Duane Bennett, President, Secretary and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K/A, any failure to comply therewith during the fiscal year ended December 2008. We believe that Mr. Bennett still needs to file the appropriate forms, which are expected to be filed on or before April 20, 2009.

ITEM 11. EXECUTIVE COMPENSATION

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of Bluesky Systems, Corp. during the years 2008, 2007, and 2006. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Karol Kapinos, our President and Director, and Duane Bennett, our President, Secretary and Director.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Duane Bennett President, Secretary and Director	2008 2007 2006	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following tables set forth the ownership, as of April 16, 2009, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Security Ownership of Certain Beneficial Owners (1)(2)

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
Duane Bennett President, Secretary and Director 191 Chestnut Street, Springfield, MA 01103	100,000 (3) Direct	Less than 1%
Duane Bennett Trustee of North East Nominee Trust 191 Chestnut Street, Springfield, MA 01103	12,500,000 (3) Indirect	60.78%
A-Z Consulting, Inc. 7951 SW 6th Street, Suite 216 Plantation, FL 33324	1,300,000 (4)	5.01%

Security Ownership of Directors and Officers (1)(2)

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
Duane Bennett President, Secretary and Director 191 Chestnut Street, Springfield, MA 01103	100,000 (3) Direct	Less than 1%
Duane Bennett Trustee of North East Nominee Trust 191 Chestnut Street, Springfield, MA 01103	15,500,000 (3) Indirect	60.78%
All directors and officers as a group	15,800,000	62%
Total Outstanding	25,498,933	100.0%

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

(4)
A-Z Consulting, Inc. received the 1,500,000 shares of common stock for consulting services rendered. Our agreement with A-Z Consulting, Inc. is attached as an exhibit to this registration statement. A-Z Consulting, Inc. is equally owned by Michael J. Bongiovanni, CPA and Robert C. Cottone, CPA.

 Changes in Control.

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In 2007, no shares of our common stock were issued.

In 2008, 9,705,000 shares of our common stock were issued. Please refer to Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional disclosure on these transactions.

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

(2)
The amounts shown for Anderson in 2008 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2008, and (ii) the review of the financial statements included in our filings on Form 10-Q for the first, second and third quarters of 2008.

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

1. The following financial statements of BlueSky Systems, Corp. are included in Part II, Item 8:

Balance Sheets at December 31, 2008
Statements of Operations - for the years ended December 31, 2008 and 2007
Statements of Cash Flows - for the years ended December 31, 2008 and 2007
Statements of Stockholders’ Deficit - for the years ended December 31, 2008 and 2007
Notes to Financial Statements

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

Bluesky Systems, Corp.

Date: April 16, 2009	By:	/s/ Duane Bennett
Duane Bennett
President