Form 10-Q
period 2009-03-31
BLUESKY SYSTEMS CORP
filed 2009-05-15
CIK 1310893

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

                 For the Transition Period From ____to _____

Commission File Number
000-1310893

BLUESKY SYSTEMS, CORP.
 (Exact name of small business issuer as specified in its charter)

Pennsylvania	05-6141009
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

191 Chestnut Street, Springfield, MA. 01103
 (Address of principal executive offices)

(413) 734-3116
(Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of May 15, 2009:      25,498,933

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

INDEX TO FORM 10-Q

PART I                                                                                                                                                                                                                                                                                                        Page No.

Item 1.  Financial Statements                                                                                                                                                                                                                                                                              3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                                                                                                                                                   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                                                                                                                                                                       14

Item 4. Controls and Procedures                                                                                                                                                                                                                                                                       14

Item 4T. Controls and Procedures                                                                                                                                                                                                                                                                    14

PART II

Item 1.  Legal Proceedings                                                                                                                                                                                                                                                                                 15

Item 1A. Risk Factors                                                                                                                                                                                                                                                                                          15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                                                                                                                       16

Item 3.  Defaults Upon Senior Securities                                                                                                                                                                                                                                                         16

Item 4.  Submission of Matters to a Vote of Security Holders                                                                                                                                                                                                                     16

Item 5.  Other Information                                                                                                                                                                                                                                                                                   16

Item 6.  Exhibits                                                                                                                                                                                                                                                                                                    17

ITEM 1. FINANCIAL STATEMENTS

INDEX TO BLUESKY SYSTEMS CORPORATION FINANCIAL STATEMENTS

BLUESKY SYSTEMS CORPORATION                                                                                                                                                                                                                                                     PAGE

Balance Sheets                                                                                                                                                                                                                                                                                    4

Statements of Operations                                                                                                                                                                                                                                                                  5

Statement of Stockholders’ Equity                                                                                                                                                                                                                                                  6

Statements of Cash Flows                                                                                                                                                                                                                                                                 7

Notes to Financial Statements                                                                                                                                                                                                                                                          8

BLUESKY SYSTEMS CORPORATION
BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	(Unaudited)	(Audited)
Assets:	3/31/2009	12/31/2008
Current assets
Cash	$ 76	$ -

Total current assets	76	-

Fixed assets
Property and equipment	105,000	105,000
Accumulated depreciation	(1,620)	(648)

Total fixed assets	103,380	104,352

Total assets	$ 103,456	$ 104,352

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and other current liabilities	$ 8,500	$ 8,500
Current portion of mortgage payable	1,114	5,000

Total current liabilities	9,614	13,500

Long-term mortgage payable	103,793	100,185

Total liabilities	113,407	113,685

Stockholders' Deficit
Common stock, (50,000,000 shares authorized, 25,498,933 shares issued
and outstanding, par value $.001 per share)	25,499	25,499
Additional paid-in capital	1,234,070	1,234,070
Retained deficit	(1,269,520)	(1,268,902)

Total stockholders' deficit	(9,951)	(9,333)

Total liabilities and stockholders' deficit	$ 103,456	$ 104,352

The accompanying notes are an integral part of these financial statements.

BLUESKY SYSTEMS CORPORATION
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008 (UNAUDITED)

	Quarter Ended	Quarter Ended
	3/31/2009	3/31/2008

Rental income	$5,850	$7,500

Total revenue	5,850	7,500

Selling, general and administrative expenses	4,022	743
Depreciation	972	2,311
Total expenses	4,994	3,054

Net ordinary income	856	4,446

Other income (expense):
Interest expense	(1,474)	(2,979)
Total other (expense)	(1,474)	(2,979)

Net income (loss)	$(618)	$1,467

Net income (loss) per share, basic and fully diluted	$ *	$ *

Weighted Average Common Shares Outstanding	25,498,933	15,793,933

* = Less than $.01 per share.

The accompanying notes are an integral part of these financial statements.

BLUESKY SYSTEMS CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

	Common
	Stock		Additional
	(Par Value	Common	Paid in	Retained
	$.001)	Shares	Capital	(Deficit)

Balances, January 1, 2009	$25,499	25,498,933	$1,243,070	$(1,268,902)

Net loss for the quarter	$-	-	$-	$(618)

Balances, March 31, 2009	$25,499	25,498,933	$1,243,070	$(1,269,520)

The accompanying notes are an integral part of these financial statements.

BLUESKY SYSTEMS CORPORATION
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008 (UNAUDITED)

	Quarter Ended	Quarter Ended
	3/31/2009	3/31/2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(618)	$1,467
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation	972	2,311
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	-	(2,381)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	354	1,397

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital from majority shareholder	-	725
Principal repayments of long term debt	(278)	(2,112)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(278)	(1,387)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	76	10

CASH AND CASH EQUIVALENTS:
Beginning of period	-	-

End of period	$76	$10

OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for interest	$1,474	$2,979

Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BLUESKY SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of BlueSky Systems, Corp. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these consolidated financial statements should only be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements as included in our Form 10-K for the year ended December 31, 2008.

Interim Financial Information

The unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as of (at) March 31, 2009, and 2008, have been included. Readers of these consolidated financial statements should note that the interim results for the three month period ended March 31, 2009 is not necessarily indicative of the results that may be expected for the fiscal year as a whole.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Background - BlueSky Systems, Corp. (“The Company”) was organized under the laws of the State of Pennsylvania in June 2004 as a C-Corporation.  The Company owns one subsidiary, Oswego Real Estate Services, Inc. (“The Subsidiary”). The purpose of the Subsidiary is to buy, sell, rent, and improve any and all aspects of real estate. The Subsidiary currently owns one building in Chicopee, Massachusetts.

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

NOTE 3 – NOTES PAYABLE

Mortgages incurred for the purchase of the rental property consist of the following at March 31, 2009:

Secured Commercial Mortgage to an unrelated party, with an interest rate at 6.875% and a maturity date of June 1, 2037.

Current Balance of      $      104,907

NOTE 3 – NOTES PAYABLE CONTINUED

The aggregate amount of long-term debt at March 31, 2009 maturing during each of the succeeding five years and thereafter is as follows:

For the year ending	Amount
2009	$1,114
2010	$1,193
2011	$1,277
2012	$1,368
2013	$1,465
Thereafter	$98,490
Total	$104,907

NOTE 4 - GOING CONCERN

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $1,269,520 as of March 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis contains various “forward looking statements” within regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein.

BUSINESS DESCRIPTION

We were incorporated on September 21, 2004 under the laws of the State of Pennsylvania to engage in the business of buying, selling, renting, and improving real estate. Over the last year we have been engaged in buying and selling our property and we have entered into new agreements for the management of new rental property.  In 2008, we owned 100% of the common stock of School Second Corp., which, in turn, owned property in central downtown Chicopee, Massachusetts at 192 School Street. Specifically, we owned a two-story building that consists of four units and generated revenues by rentals on units. During 2008 we sold this property and acquired a new property in Springfield, Massachusetts in western Massachusetts at 12-14 Osgood Street.  Accordingly, all of the leases and agreements relating to the property at 192 School Street were terminated.

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

As shown in the accompanying audited financial statements, we have suffered recurring losses from operations since our inception. We experienced losses of $936,743 and $18,729 during 2008 and 2007, respectively. We also had a total accumulated deficit of $1,269,520 as of March 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our President is a licensed realtor which provides the education for the above reviews. He acquired training from his past experiences with ABC Realty, Inc. and Xenicent, Inc. (FKA Great Land Development Corp.)

The activities that our President engaged in with both of the above noted companies prior to their business combinations with unrelated businesses in unrelated industries are identifying perceived under valued properties, developing such properties by trying to add value in making the properties more valuable, and subsequently reselling such properties to individual customers.

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

OUR FINANCING PROCEDURES

We will attempt to obtain financing from local banks doing business within the area where we are attempting to purchase property. In the past, our director, Mr. Bennett, has personally guaranteed repayment of debt for property purchases along with necessary corporate guarantees for us. We do not have any written agreements now or in the past with Mr. Bennett, obligating him to guarantee repayment of future debt or any of our other obligations. Mr. Bennett is not otherwise under any legal obligation to provide us with capital.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Revenues (for the Three Months Ended March 31, 2009 and 2008).

Revenues decreased $1,650 or 22% to $5,850 for the year ended December 31, 2008, as compared with $7,500 for the Three Months Ended March 31, 2008. Revenues consisted of rentals on residential rental properties. We had four leases, of which three expired in May 2006. The expired leases are now considered month-to-month leases. The decrease in revenues is attributable to the rental rates of the School Street property which was sold and the acquisition of the Osgood Street property.

All sales transactions were with unrelated parties.

Cost of Sales (for the Three Months Ended March 31, 2009 and 2008).

None.

Expenses (for the Three Months Ended March 31, 2009 and 2008).

Operating expenses for the Three Months Ended March 31, 2009 increased $1,940 or 63.52% to $4,994 from $3,054 in 2008. The increase in expenses through the three months ended March 31, 2009 was due to selling, general and administrative expenses in the amount of $4,022.

We do not have any lease agreements for our principal office and do not currently have any employment agreements.

Income Taxes (for the Three Months Ended March 31, 2009 and 2008).

We had no provision for income taxes for the Three Months Ended March 31, 2009 and 2008, respectively, due to our net loss.

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

Income/Losses (for the Three Months Ended March 31, 2009 and 2008).

We had a net loss of $(618), or less than $.01 per common share for the Three Months ended March 31, 2009. This compares to a net income of $1,467, or less than $.01 per common share for the Three Months Ended March 31, 2008. The decrease in net income is attributable to the increase in general and administrative expenses as mentioned above.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the Three Months Ended March 31, 2009 and 2008).

Cash flows provided by (used in) operations were $354 and $1,397 for the Three Months Ended March 31, 2009 and 2008, respectively. These were mainly attributable to decrease in accounts payable, and non-cash depreciation charges in both periods, and a net income gain in 2008 compared to a net income loss in 2009.

We had no cash flows provided by investing activities for the Three Months Ended March 31, 2009.

Cash flows provided by (used in) financing activities were $(278) and $(1,387) for the Three Months Ended March 31, 2009 and 2008, respectively. Cash flows used in these periods were due primarily to repayments on notes payable on our income producing rental property offset by the capital contributions of $725 from a shareholder in 2008 only.

Overall, we have funded our cash needs from inception through March 31, 2009 with a series of equity and debt transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

We had cash on hand of only $76 and a working capital deficit of $9,538 as of March 31, 2009. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during 2009 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2009 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Going concern

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $1,269,520 as of March 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

As of the end of the period covered by the Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report.

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

PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

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

BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND NEAR ABSENCE OF REVENUES, EVALUATING OUR BUSINESS AND PROSPECTS MAY BE DIFFICULT.

While our competitors have operated real estate businesses for a significant period of time, we have only had limited operations and a near absence of revenues since our inception in September 2004. As a result, we have a limited operating history upon which you can evaluate us and our prospects. In addition, we have an accumulated deficit of $1,269,520 since inception through March 31, 2009. These uncertainties increase the risk that you may lose your investment.

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

We will need additional funding over the next twelve months to develop our business. The estimated need for funds could be as little as $45,000 or as high as $1,000,000, depending on the properties we plan to acquire and the maintenance of current facilities. Please note that the $45,000 amount above consists of $25,000 in cash to purchase such properties as discussed in more detail in this paragraph plus $20,000 which covers additional expense related to our newly acquired reporting obligation. For instance, if we can purchase a property with as little money down, such as low as 5% for illustrative purposes, then we would only require the low end of the above range, or about $25,000 in cash, exclusive of the $20,000 which covers the expense of our newly acquired reporting obligation, to purchase such property costing $500,000 for illustrative purposes. On the other hand, if we purchase a property with only cash and without borrowing, then we would spend as much as $500,000 on the same purchase in the illustration above. If two of these properties are purchased with no borrowings, then we would spend $1,000,000 as an example. In addition, much depends of the quality of the property. For example, the property may require significant expenditures to obtain a certificate of occupancy for it. As of March 31, 2009, we had $76 in liquid assets with which to pay our expenses. Accordingly, we will seek outside sources of capital such as conventional bank financing; however, there can be no assurance that we will be able to obtain favorable terms for such financing. If adequate funds are not available, we may be required to curtail operations or shut down completely.

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

WE HAVE INCURRED LOSSES FROM OPERATIONS AND LIMITED CASH, WHICH RAISES SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

As of December 31, 2008, our accumulated deficit was $1,269,520. Our cash flows provided by (used in) operations were $354 and $1,397 for the three months ended March 31, 2009 and 2008, respectively. We have incurred losses from operations and limited cash that raises substantial doubt as to whether we can continue as a going concern.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not had any unregistered sales of equity securities in the first quarter of 2009.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

We have not had any default upon senior securities.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not had any submission of matters to a vote of security holders.

ITEM 5.      OTHER INFORMATION

We do not have any other information to report.

ITEM 6.      EXHIBITS

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302 (included in Exhibit 31.1)
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUESKY SYSTEMS CORPORATION (Registrant)

Date: May 15, 2009	By:	/s/ Duane Bennett
Duane Bennett President, Chief Executive Officer, and Chief Financial Officer