Form 10-Q
period 2009-09-30
BLUESKY SYSTEMS CORP
filed 2009-11-09
CIK 1310893

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

                 For the Transition Period From ____to _____

Commission File Number
000-52548

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

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of November 5, 2009:      25,548,933

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

ITEM 1. FINANCIAL STATEMENTS

INDEX TO BLUESKY SYSTEMS CORPORATION CONSOLIDATED FINANCIAL STATEMENTS

BLUESKY SYSTEMS CORPORATION                                                                                                                                                                                                                                      PAGE

Consolidated Balance Sheets                                                                                                                                                                                                                                               4

Consolidated Statements of Operations                                                                                                                                                                                                                              5

Consolidated Statement of Stockholders’ Equity                                                                                                                                                                                                               6

Consolidate Statements of Cash Flows                                                                                                                                                                                                                                7

Notes to Consolidated Financial Statements                                                                                                                                                                                                                       8

BLUESKY SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	(Unaudited)	(Audited)
Assets:	9/30/2009	12/31/2008
Current assets
Cash	$ 291	$ -

Total current assets	291	-

Fixed assets
Property and equipment	105,000	105,000
Accumulated depreciation	(3,565)	(648)

Total fixed assets	101,435	104,352

Total assets	$ 101,726	$ 104,352

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and other current liabilities	$ 8,500	$ 8,500
Current portion of mortgage payable	1,114	5,000

Total current liabilities	9,614	13,500

Long-term mortgage payable	103,237	100,185

Total liabilities	112,851	113,685

Stockholders' Deficit
Common stock, (50,000,000 shares authorized, 25,548,933 shares issued
and outstanding, par value $.001 per share)	25,549	25,499
Additional paid-in capital	1,239,020	1,234,070
Retained deficit	(1,275,694)	(1,268,902)

Total stockholders' deficit	(11,125)	(9,333)

Total liabilities and stockholders' deficit	$ 101,726	$ 104,352

The accompanying notes are an integral part of these financial statements.

BLUESKY SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008 (UNAUDITED)

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	9/30/2009	9/30/2008	9/30/2009	9/30/2008

Rental income	$3,336	$6,904	$13,536	$21,904

Total revenue	3,336	6,904	13,536	21,904

Selling, general and administrative expenses	1,180	1,472	12,748	4,314
Depreciation	972	2,261	2,916	6,933
Total expenses	2,152	3,733	15,664	11,247

Net ordinary income	1,184	3,171	(2,128)	10,657

Other income (expense):
Interest expense	(1,642)	(2,911)	(4,664)	(8,836)
Total other (expense)	(1,642)	(2,911)	(4,664)	(8,836)

Net income (loss)	$(458)	$260	$(6,792)	$1,821

Net income (loss) per share, basic and fully diluted	$ *	$ *	$ *	$ *

Weighted Average Common Shares Outstanding	25,548,933	15,793,933	25,523,933	15,793,933

* = Less than $.01 per share.

The accompanying notes are an integral part of these financial statements.

BLUESKY SYSTEMS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

	Common
	Stock		Additional
	(Par Value	Common	Paid in	Retained
	$.001)	Shares	Capital	(Deficit)

Balances, January 1, 2009	$25,499	25,498,933	$1,234,070	$(1,268,902)

Issuance of common shares to party related under common ownership	$50	50,000	$4,950	$-

Net loss for the period	$-	-	$-	$(6,792)

Balances, June 30, 2009	$25,549	25,548,933	$1,239,020	$(1,275,694)

The accompanying notes are an integral part of these financial statements.

BLUESKY SYSTEMS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008 (UNAUDITED)

	9 Months Ended	9 Months Ended
	9/30/2009	9/30/2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,792)	$1,821
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation	2,917	6,933
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	-	(3,035)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,875)	5,719

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital from majority shareholder	-	725
Contribution of capital from company related through common ownership	5,000	-
Principal repayments of long term debt	(834)	(6,336)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,166	(5,611)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	291	108

CASH AND CASH EQUIVALENTS:
Beginning of period	-	-

End of period	$291	$108

OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for interest	$4,664	$8,836

Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BLUESKY SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

Interim Financial Information

The unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as of (at) September 30, 2009, and 2008, have been included. Readers of these consolidated financial statements should note that the interim results for the three and nine month period ended September 30, 2009 is not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

NOTE 3 – NOTES PAYABLE

Mortgages incurred for the purchase of the rental property consist of the following at September 30, 2009:

Secured Commercial Mortgage to an unrelated party, with an interest rate at 6.875% and a maturity date of June 1, 2037.
Current Balance of   $ 104,351

The aggregate amount of long-term debt at September 30, 2009 maturing during each of the succeeding five years and thereafter is as follows:

For the year ending	Amount
2009	$1,114
2010	$1,193
2011	$1,277
2012	$1,368
2013	$1,465
Thereafter	$97,934
Total	$104,351

NOTE 4 - GOING CONCERN

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $1,275,694 as of September 30, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

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
RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Revenues (for the Three and Nine Months Ended September 30, 2009 and 2008).

Revenues decreased $3,568 to $3,336 for the three months ended September 30, 2009, as compared with $6,904 for the three months ended September 30, 2008. Revenues consisted of rentals on residential rental properties. We had four leases, of which three expired in May 2006. The expired leases are now considered month-to-month leases. The decrease in revenues is attributable to the rental rates and vacancy rates of the School Street property which was sold and the acquisition of the Osgood Street property.

Revenues decreased $8,368 to $13,536 for the nine months ended September 30, 2009, as compared with $21,904 for the nine months ended September 30, 2008. Revenues consisted of rentals on residential rental properties. We had four leases, of which three expired in May 2006. The expired leases are now considered month-to-month leases. The decrease in revenues is attributable to the rental rates and vacancy rates of the School Street property which was sold and the acquisition of the Osgood Street property.

All sales transactions were with unrelated parties.

Cost of Sales (for the Three and Nine Months Ended September 30, 2009 and 2008).

None.

Expenses (for the Three and Nine Months Ended September 30, 2009 and 2008).

Operating expenses for the three months ended September 30, 2009 decreased $1,581 to $2,152 from $3,733 in 2008. The decrease in expenses through the three months ended September 30, 2009 was due to a smaller depreciation expenses in the amount of $972 compared to $2,261 for the three months ended September 30, 2008.

Operating expenses for the nine months ended September 30, 2009 increased $4,417 to $15,664 from $11,247 in 2008. The increase in expenses through the nine months ended September 30, 2009 was due to selling, general and administrative expenses in the amount of $12,748 compared to $4,314 for the three months ended September 30, 2008.

We do not have any lease agreements for our principal office and do not currently have any employment agreements.

Income Taxes (for the Three and Nine Months Ended September 30, 2009 and 2008).

We had no provision for income taxes for the Three and Nine Months Ended September 30, 2009 and 2008, respectively, due to our net loss.

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

Income/Losses (for the Three and Nine Months Ended September 30, 2009 and 2008).

We had a net loss of $(458), or less than $.01 per common share for the three months ended September 30, 2009. This compares to a net income of $260, or less than $.01 per common share for the three months ended September 30, 2008. The decrease in net income is attributable to the increase in general and administrative expenses as mentioned above.

We had a net loss of $(6,792), or less than $.01 per common share for the nine months ended September 30, 2009. This compares to a net income of $1,821, or less than $.01 per common share for the nine months ended September 30, 2008. The decrease in net income is attributable to the increase in general and administrative expenses as mentioned above.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the Nine Months Ended September 30, 2009 and 2008).

Cash flows provided by (used in) operations were $(3,875) and $5,719 for the nine months ended September 30, 2009 and 2008, respectively. The negative cash flows for the nine months ended September 30, 2009 were mainly attributable to decrease in net income loss in the first three quarters of 2009.

We had no cash flows provided by investing activities for the nine months ended September 30, 2009.

Cash flows provided by (used in) financing activities were $4,166 and $(5,611) for the nine months ended September 30, 2009 and 2008, respectively. Cash flows used in these periods were due primarily to repayments on notes payable on our income producing rental property offset by the capital contributions of $5,000 from a company related through common ownership 2009 only.

Overall, we have funded our cash needs from inception through September 30, 2009 with a series of equity and debt transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

We had cash on hand of only $291 and a working capital deficit of $9,323 as of September 30, 2009. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during 2009 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2009 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Going concern

As shown in the accompanying financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $1,275,694 as of September 30, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

We have not had any unregistered sales of equity securities.

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

BLUESKY SYSTEMS CORPORATION (Registrant)

Date: November 5, 2009	By:	/s/ Duane Bennett
Duane Bennett President, Chief Executive Officer, and Chief Financial Officer