Form 10-K
period 2009-12-31
BLUESKY SYSTEMS CORP
filed 2010-04-14
CIK 1310893

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2009

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

BLUESKY SYSTEMS, CORP.
 (Exact name of small business issuer as specified in its charter)

Pennsylvania	05-6141009
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [  ]No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]                                No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
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
Large accelerated filer	
Non-accelerated filer	(Do not check if a smaller reporting company)
Accelerated filer	
Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [x]

The Registrant’s revenues for its fiscal year ended December 31, 2009 were $17,273.

The aggregate market value of the voting stock on April 12, 2010 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates can not be determined because BlueSky Systems Corp. currently has no market for their common stock. Non affiliates own 3,398,933 shares of the common stock outstanding.

Number of shares of common stock, par value $.001, outstanding as of April 12, 2010: 25,548,933

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

The Seller sold 20,000,000 shares (twenty million) of Oswego Real Estate Services, Inc. (“Oswego”) in exchange for 250,000 shares (two hundred fifty thousand) of Bluesky Systems Corporation along with $5,000 in additional cash consideration so that such property located at 12-14 Osgood Street in Springfield, Massachusetts (“Property”) is owned by the Buyer. The Buyer and Seller agreed and Oswego become a wholly owned subsidiary of the Buyer.

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

As shown in the accompanying audited financial statements, we have suffered recurring losses from operations since our inception. We experienced losses of $6,888 and $936,743 during 2009 and 2008, respectively. We also had a total accumulated deficit of $1,275,790 as of December 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

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

The building at 12-14 Osgood Street consists of 2 family rental units. Both units are currently leased and yield approximately $1,400 rental income per month. The mortgage payable on this property as of December 31, 2009 is $102,044.

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

Our credit status was sufficient enough for us to acquire our current building at 12-14 Osgood Street so long as we had a personal guarantee of Mr. Bennett. We believe we can use this same approach for future purchases.

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

BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND NEAR ABSENCE OF REVENUES, EVALUATING OUR BUSINESS AND PROSPECTS MAY BE DIFFICULT.

While our competitors have operated real estate businesses for a significant period of time, we have only had limited operations and a near absence of revenues since our inception in September 2004. As a result, we have a limited operating history upon which you can evaluate us and our prospects. In addition, we have an accumulated deficit of $1,275,790 since inception through December 31, 2009. These uncertainties increase the risk that you may lose your investment.

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

We will need additional funding over the next twelve months to develop our business. The estimated need for funds could be as little as $45,000 or as high as $1,000,000, depending on the properties we plan to acquire and the maintenance of current facilities. Please note that the $45,000 amount above consists of $25,000 in cash to purchase such properties as discussed in more detail in this paragraph plus $20,000 which covers additional expense related to our newly acquired reporting obligation. For instance, if we can purchase a property with as little money down, such as low as 5% for illustrative purposes, then we would only require the low end of the above range, or about $25,000 in cash, exclusive of the $20,000 which covers the expense of our newly acquired reporting obligation, to purchase such property costing $500,000 for illustrative purposes. On the other hand, if we purchase a property with only cash and without borrowing, then we would spend as much as $500,000 on the same purchase in the illustration above. If two of these properties are purchased with no borrowings, then we would spend $1,000,000 as an example. In addition, much depends of the quality of the property. For example, the property may require significant expenditures to obtain a certificate of occupancy for it. As of December 31, 2009, we had no liquid assets with which to pay our expenses. Accordingly, we will seek outside sources of capital such as conventional bank financing; however, there can be no assurance that we will be able to obtain favorable terms for such financing. If adequate funds are not available, we may be required to curtail operations or shut down completely.

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

OUR PRINCIPAL STOCKHOLDER CONTROLS OUR BUSINESS AFFAIRS, SO YOU WILL HAVE LITTLE OR NO PARTICIPATION IN OUR BUSINESS AFFAIRS.

Currently, our principal stockholder, Duane Bennett, owns approximately 61 % of our common stock. Most of this stock is held by the Northeast Nominee Trust. Duane Bennett is the sole trustee of this trust. As a result, he will have control over all matters requiring approval by our stockholders and can outvote all minority stockholders. In addition, he will be able to elect all of the members of our Board of Directors, which will allow him to significantly control our affairs and management. He will also be able to affect most corporate matters requiring stockholder approval by written consent, without the need for a duly noticed and duly-held meeting of stockholders. Accordingly, you will be limited in your ability to effect change in how we conduct our business.

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

WE HAVE INCURRED LOSSES FROM OPERATIONS AND LIMITED CASH, WHICH RAISES SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

As of December 31, 2009, our accumulated deficit was $1,275,790. Our cash flows (used in) operations were $(2,999) and $(43,162) for the years ended December 31, 2009 and 2008, respectively. We have incurred losses from operations and limited cash that raises substantial doubt as to whether we can continue as a going concern.

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

Location and Description

We currently own a three-story building located at 12-14 Osgood Street, Springfield, Massachusetts. The building consists of two family units each with a combined monthly rental rate of $1400.00.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2009.

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

HOLDERS.

As of April 12, 2010 there were 69 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

During the past three years the Registrant has issued the following securities without registration under the Securities Act of 1933, as amended:

On April 6, 2009, 50,000 common shares were issued to a party related under common ownership in exchange for a $5,000 capital contribution.

ITEM 6. SELECTED FINANCIAL DATA

If the registrant qualifies as a smaller reporting company as defined by Rule 229.10(f)(1), it is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully establish brand name or reputation in the residential real estate business; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

Our revenue is derived from rental income from 4 leases.  The expired leases are considered month-to-month leases. In accordance with SFAS 13, paragraph 23, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying December 31, 2009 balance sheet. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue is recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

Revenues (for the years ended December 31, 2009 and 2008).

Revenues decreased $8,381 or approximately 33% to $17,273 for the year ended December 31, 2009, as compared with $25,654 for the year ended December 31, 2008. Our revenues consisted of rentals on residential rental properties located at 12-14 Osgood Street in Springfield, Massachusetts. The decrease in revenues during 2009 was due primarily to the sale of the property at 192 School Street, Chicopee, Massachusetts on October 29, 2008 for $212,500. Accordingly, all of the leases and agreements relating to the property at 192 School Street were terminated.

All sales transactions were with unrelated parties.

Cost of Sales (for the years ended December 31, 2009 and 2008).

None.

Expenses (for the years ended December 31, 2009 and 2008).

Operating expenses for the years ended December 31, 2009 and 2008 were $11,638 and $1,041,972, respectively. The decrease by $1,030,334, or approximately 99% during 2009 was due primarily to no non-cash expenses incurred in connection with common stock issuance for services rendered. In the year of 2008, we moved toward developing our business plan and registering our common stock. Accordingly, 9,705,000 shares of our common stock were issued during 2008 to various business consultants for services rendered in 2008. The shares were recorded using a price of ten cents per share which approximates the value assigned to the stock from a prior private placement of the stock.

We do not have any lease agreements for our principal office and do not currently have any employment agreements.

Income Taxes (for the years ended December 31, 2009 and 2008).

We had no provision for income taxes for the year ended December 31, 2009 and 2008, respectively, due to our net loss.

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

Income/Losses (for the years ended December 31, 2009 and 2008).

We had a net loss of $6,888, or less than $.01 per common share for the year ended December 31, 2009. This compares to a net loss of $936,743, or approximately $.05 per common share for the year ended December 31, 2008. The decreases in net losses are attributable to the decrease in general and administrative expenses as mentioned above.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the years ended December 31, 2009 and 2008).

Cash flows (used in) operations were $(2,999) and $(43,162) for the years ended December 31, 2009 and 2008, respectively. Cash flows used in operations during 2009 were due primarily to the net loss of $6,888, offset by the non-cash expense in depreciation. Cash flows used in operations during 2008 were due primarily to the net loss of $936,743, partially offset by non-cash expense of $970,500 in connection with the common shares issued for services rendered.

There was no cash flow from investing activities during the year ended December 31, 2009. Cash flows provided by investing activities were $212,500 for the year ended December 31, 2008 due solely to the proceeds from the sale of property in the amount of $215,500 in 2008.

Cash flows provided by financing activities were $3,052 during the year ended December 31, 2009, compared to cash flows of $169,338 used in financing activities for the year ended December 31, 2008. Cash flows from financing activities in 2009 were due to capital contribution of $5,000, offset by the principal repayment of $1,948 for the long-term debt. Cash flows used in financing activities in 2008 were due primarily to repayments of $170,063 on notes payable on our income producing rental property.

Overall, we have funded our cash needs from inception through December 31, 2009 with a series of equity and debt transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

We had cash on hand of only $53 and a working capital deficit of $9,640 as of December 31, 2009. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during 2010 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2010 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Going concern

As shown in the accompanying audited financial statements, the Company has suffered recurring losses from operations to date.  It experienced losses of $6,888 and $936,743 during 2009 and 2008, respectively.  The Company had a net deficiency of $1,275,790 as of December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Subsequent events

On January 12, 2010, we entered a Plan of Exchange between and among us, Duane Bennett, our President, China Folk Tourism Co., Ltd., a company organized and existing under the laws of the British Virgin Islands (including its successors and assigns “CFT”), and the shareholders of CFT (the “CFT Shareholders”), pursuant to which we would acquire 100% of the capital stock of CFT equal to 50,000 shares in exchange for an issuance by us of 35,000,000 new post-split shares of our Common Stock to CFT shareholders. In addition, CFT and/or the CFT Shareholders would acquire 200,000 post-split shares of our Common Stock from Mr. Bennett, or his assignees, in exchange for a cash payment by CFT and/or the CFT Shareholders of an amount equal to $210,000 to Mr. Bennett, less any expenses incurred and a secured promissory note in the amount of $260,000.

The above purchase and issuance will give CFT a total of 35,200,000 shares of the Common Stock, or a 'controlling interest' in the Company representing approximately 97.7% of the then issued and outstanding shares of Common Stock. The transaction will not immediately close but shall be conditioned upon: (1) Elimination of all liabilities in the Company as of the closing date and an acknowledgement from the Company and Mr. Bennett that we will be fully responsible for any unknown or undisclosed liabilities that may have arisen while Mr. Bennett was in control of the Company.  (2)  Before closing, the Company shall provide a comfort letter prepared by a third party law firm confirming that to the best of their knowledge after reasonable due diligence, the Company has no pending or threatened litigation.  (3) There shall be a deposit of 200,000 post-split shares of the Company’s Common Stock deposited into the escrow account of Greentree Financial Group, Inc. ("Escrow Agent") and cash deposit of $210,000 along with a secured promissory note in the amount of $260,000 and a loan guaranty package.  (4) There shall be an issuance of 35,000,000 new post-split shares of Common Stock issued in the name of the CFT shareholders and held in escrow until closing, which should take no longer than 71 days. (5) Mr. Bennett shall tender his resignation from the board of directors and as officer of the Company and appoint his successor(s) as designated by CFT and/or the CFT Shareholders.  (6) CFT shall be fully reorganized as set forth in Schedule A of the Plan of Exchange attached as Exhibit 10.1 of the current report on Form 8-K filed on February 3, 2010, all of the necessary irrevocable PRC contractual arrangements shall have been executed in accordance with PRC law to make Yongding Hakka Earthen building Folklore Integrated Tourism Development Co. Ltd. a wholly owned indirect subsidiary of CFT, and all other relevant PRC regulatory approvals required for this transaction shall have been acquired.  (7) the Company shall have completed up to a 25:1 reverse stock split.

The transaction has not been closed as of the date of this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS

Financial Summary Information

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the financial statements and related notes presented in this section.

Audited Financial Summary Information for the Years Ended December 31, 2009 and 2008

	For the year ended December 31,

Statements of Operations	2009	2008

Revenues	$17,273	$25,654
Interest expense	$(12,523)	$(8,836)
Net (loss)	$(6,888)	$(936,743)
Net loss per common share	**	(.05)

** Less than $.01

Balance Sheet	As of December 31, 2009

Cash	$53
Total current assets	$53
Other assets	$100,463
Total Assets	$100,516
Current liabilities	$9,693
Long term liabilities	$102,044
Stockholders’ deficit	$(11,221)
Total liabilities and stockholders’ deficit	$100,516

CONTENTS

INDEPENDENT AUDITOR’S REPORT………………………………………….…13

CONSOLIDATED BALANCE SHEET……………………………………….….…...14

CONSOLIDATED STATEMENTS OF OPERATIONS……………………………...15

CONSOLIDATED STATEMENTS OF CASH FLOWS…………………………..….16

CONSOLDIATED STATEMENT OF STOCKHOLDERS’ DEFICIT………….…....17

NOTES TO FINANCIAL STATEMENTS…………………………………………......18-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BlueSky Systems, Corp and Subsidiary

I have audited the accompanying consolidated balance sheets of BlueSky System, Corp. and Subsidiary (“The Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ deficit and comprehensive income, and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BlueSky Systems, Corp. and Subsidiary as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Traci J. Anderson, CPA
Traci J. Anderson, CPA
Huntersville, NC
April 13, 2010

BLUESKY SYSTEMS, CORP.
Consolidated Balance Sheets
At December 31, 2009 and December 31, 2008

Assets:	12/31/2009	12/31/2008
Current assets
Cash	$53	$-

Total current assets	53	-

Fixed assets
Property and equipment	105,000	105,000
Accumulated depreciation	(4,537)	(648)

Total fixed assets	100,463	104,352

Total assets	$100,516	$104,352

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and other current liabilities	$8,500	$8,500
Current portion of mortgage payable	1,193	5,000

Total current liabilities	9,693	13,500

Long-term mortgage payable	102,044	100,185

Total liabilities	111,737	113,685

Stockholders' Deficit
Common stock, (50,000,000 shares authorized, 25,548,933 shares issued
and outstanding, par value $.001 per share)	25,549	25,499
Additional paid-in capital	1,239,020	1,234,070
Retained deficit	(1,275,790)	(1,268,902)

Total stockholders' deficit	(11,221)	(9,333)

Total liabilities and stockholders' deficit	$100,516	$104,352

The accompanying notes are an integral part of these consolidated financial statements

BLUESKY SYSTEMS, CORP.
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	Year Ended	Year Ended
	12/31/2009	12/31/2008

Rental income	$17,273	$25,654

Total revenue	17,273	25,654

Selling, general and administrative expenses	7,749	62,228
Common stock issued for services received	-	970,500
Depreciation	3,889	9,244
Total expenses	11,638	1,041,972

Net ordinary income	5,635	(1,016,318)

Other income (expense):
Gain on sale of property	-	88,411
Interest expense	(12,523)	(8,836)
Total other (expense)	(12,523)	79,575

Net (loss)	$(6,888)	$(936,743)

Net (loss) per share, basic and fully diluted	$ *	$(0.05)

Weighted Average Common Shares Outstanding	25,548,933	20,646,433

* = Less than $.01 per share.

The accompanying notes are an integral part of these consolidated financial statements

BLUESKY SYSTEMS, CORP.
Consolidated Statement of Stockholders' Deficit
For the Years Ended December 31, 2009 and 2008

	Common
	Stock		Additional
	(Par Value	Common	Paid in	Retained
	$.001)	Shares	Capital	(Deficit)

Balances, January 1, 2008	$15,794	15,793,933	$272,550	$(332,159)

Contribution of capital from majority shareholder	$-	-	$725	$-

Common stock issued for services received	$9,705	9,705,000	$960,795	$-

Net loss for the year	$-	-	$-	$(936,743)

Balances, December 31, 2008	$25,499	25,498,933	$1,234,070	$(1,268,902)

Issuance of common shares to party related under common ownership	$50	50,000	$4,950	$-

Net loss for the year	$-	-	$-	$(6,888)

Balances, December 31, 2009	$25,549	25,548,933	$1,239,020	$(1,275,790)

The accompanying notes are an integral part of these consolidated financial statements

BLUESKY SYSTEMS, CORP.
Consolidated Statements of Cash Flows
For the Years Ended December 31 2009 and 2008

	Year Ended	Year Ended
	12/31/2009	12/31/2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,888)	$(936,743)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation	3,889	9,244
Gain on sale of property	-	(88,411)
Common stock issued for services received	-	970,500
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	-	2,248
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,999)	(43,162)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	-	212,500
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	212,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital from majority shareholder	-	725
Contribution of capital from company related through common ownership	5,000	-
Principal repayments of long term debt	(1,948)	(170,063)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,052	(169,338)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53	-

CASH AND CASH EQUIVALENTS:
Beginning of year	-	-

End of year	$53	$-

OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the year for interest	$12,523	$8,836

Cash paid during the year for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

BLUESKY SYSTEMS, CORP. AND SUBSIDIARY
Notes to Consolidated Audited Financial Statements
For the Years Ended December 31, 2009 and 2008
===========================================================================

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

Revenue Recognition—The Company’s revenue is derived from rental income from 4 leases.  The expired leases are considered month-to-month leases. In accordance with SFAS 13, paragraph 23, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying December 31, 2009 balance sheet. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue is recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

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

Advertising Costs—Advertising costs are expensed as incurred. Advertising expense totaled $-0- and $-0- for the years ended December 31, 2009 and 2008, respectively.

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. During 2009 and 2008, Accounts Receivable in the amounts of $-0- and $-0- were deemed uncollectible and were written off to Bad Debt Expense. As of December 31, 2009, the Company’s Accounts Receivable balance was $-0-.

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

BLUESKY SYSTEMS, CORP. AND SUBSIDIARY
Notes to Consolidated Audited Financial Statements
For the Years Ended December 31, 2009 and 2008
===========================================================================

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Property and equipment—Depreciable assets are stated at cost.  As of December 31, 2009, the Company had the following depreciable assets:

Asset	Cost	Accumulated Depreciation	Book Value	Estimated Life	Estimated Annual Depreciation
Rental Property	$105,000	$4,537	$100,463	27.5	$3,889
	$105,000	$4,537	$100,463		$3,889

Recent Accounting Pronouncements - The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the fiscal year ended December 31, 2009.

As a result of the Company’s implementation of the Codification during the fiscal year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current annual consolidated financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events
(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the consolidated financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the consolidated financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s consolidated financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets
(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s consolidated financial statements.

Noncontrolling Interests
(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2009 and 2008 is summarized as follows:

Cash paid during the period for interest and income taxes:

                                              2008                 2009

Income Taxes                                                                $   ---                   $   ---

Interest                                                                           $8,836              $ 12,523

Non-cash financing activities:

                                                                                                         2008                  2009

    Common stock issued for services rendered                                      $ 970,500           $ -0-

NOTE C—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there from, there is no provision for current or deferred federal or state income taxes for the years ended December 31, 2009 and 2008.

BLUESKY SYSTEMS, CORP. AND SUBSIDIARY
Notes to Consolidated Audited Financial Statements
For the Years Ended December 31, 2009 and 2008
===========================================================================

NOTE C—INCOME TAXES (CONT.)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2009 is as follows:

Total Deferred Tax Asset	$43,400
Valuation Allowance	(43,400)
Net Deferred Tax Asset	$-

No tax benefits have been recorded for the nondeductible (tax) expenses (stock for services) totaling $970,500 in the year 2008. The measurement valuation allowance increased $2,700 and $50,900 in 2009 and 2008, respectively.

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2009 and 2008 is as follows:

2009              2008

Income tax computed at the federal statutory rate                                                  34%            34%

Valuation allowance                                                                                                       (34%)         (34%)

Total deferred tax asset                                                                                                       0%          0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company has approximately $126,000 in carry forwards available through the year 2029.

NOTE D—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered recurring losses from operations to date.  It experienced losses of $6,888 and $936,743 during 2009 and 2008, respectively.  The Company had a net deficiency of $1,275,790 as of December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE E—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of December 31, 2009 and 2008.

NOTE F—EQUITY

In 2008, 9,705,000 shares of the Company’s $.001 par common stock were issued. The common shares were issued during 2008 to various business consultants for services rendered in 2008. The shares were recorded using a price of ten cents per share which approximates the value assigned to the stock from a prior private placement of the stock.

In 2009, 50,000 common shares were issued to a party related under common ownership in exchange for a $5,000 capital contribution.

NOTE G—NOTES PAYABLE

A mortgage payable incurred for the purchase of the rental property consists of the following at December 31, 2009:

Secured Commercial Mortgage to an unrelated party.

Interest bearing 6.875 % with a maturity of June 1, 2037,

Balance at December 31, 2009  $103,237

BLUESKY SYSTEMS, CORP. AND SUBSIDIARY
Notes to Consolidated Audited Financial Statements
For the Years Ended December 31, 2009 and 2008
===========================================================================

NOTE G—NOTES PAYABLE (CONT’)

The aggregate amount of long-term debt at December 31, 2009 maturing during each of the succeeding five years and thereafter is as follows:

For the year ending	Amount

2010	$1,193
2011	$1,277
2012	$1,368
2013	$1,465
2014	$1,569
Thereafter	$96,365
Total	$103,237

NOTE H—SUBSEQUENT EVENT

On January 12, 2010, the Company entered a Plan of Exchange between and among us, Duane Bennett, the Company’s President, China Folk Tourism Co., Ltd., a company organized and existing under the laws of the British Virgin Islands (including its successors and assigns “CFT”), and the shareholders of CFT (the “CFT Shareholders”), pursuant to which we would acquire 100% of the capital stock of CFT equal to 50,000 shares in exchange for an issuance by us of 35,000,000 new post-split shares of the Company’s Common Stock to CFT shareholders. In addition, CFT and/or the CFT Shareholders would acquire 200,000 post-split shares of our Common Stock from Mr. Bennett, or his assignees, in exchange for a cash payment by CFT and/or the CFT Shareholders of an amount equal to $210,000 to Mr. Bennett, less any expenses incurred and a secured promissory note in the amount of $260,000.

The above purchase and issuance will give CFT a total of 35,200,000 shares of the Common Stock, or a 'controlling interest' in the Company representing approximately 97.7% of the then issued and outstanding shares of Common Stock. The transaction will not immediately close but shall be conditioned upon: (1) Elimination of all liabilities in the Company as of the closing date and an acknowledgement from the Company and Mr. Bennett that we will be fully responsible for any unknown or undisclosed liabilities that may have arisen while Mr. Bennett was in control of the Company. (2)  Before closing, the Company shall provide a comfort letter prepared by a third party law firm confirming that to the best of their knowledge after reasonable due diligence, the Company has no pending or threatened litigation. (3) There shall be a deposit of 200,000 post-split shares of the Company’s Common Stock deposited into the escrow account of Greentree Financial Group, Inc. ("Escrow Agent") and cash deposit of $210,000 along with a secured promissory note in the amount of $260,000 and a loan guaranty package. (4) There shall be an issuance of 35,000,000 new post-split shares of Common Stock issued in the name of the CFT shareholders and held in escrow until closing, which should take no longer than 71 days. (5) Mr. Bennett shall tender his resignation from the board of directors and as officer of the Company and appoint his successor(s) as designated by CFT and/or the CFT Shareholders. (6) CFT shall be fully reorganized as set forth in Schedule A of the Plan of Exchange attached as Exhibit 10.1 of the current report on Form 8-K filed on February 3, 2010, all of the necessary irrevocable PRC contractual arrangements shall have been executed in accordance with PRC law to make Yongding Hakka Earthen building Folklore Integrated Tourism Development Co. Ltd. a wholly owned indirect subsidiary of CFT, and all other relevant PRC regulatory approvals required for this transaction shall have been acquired. (7) the Company shall have completed up to a 25:1 reverse stock split.

The transaction has not been closed as of the date of this audit report.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Name	Age	Position
Duane Bennett	48	President, Secretary and Director

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

From 2007 to 2009, Mr. Bennett had also been a President, Chief Executive Officer, Chief Financial Officer and Director of Montgomery Real Estate Service, Inc. (“Montgomery”), a company with a very similar business plan to our own.  Montgomery was incorporated in Nevada on February 8, 2000, and started to engage in the business of buying, selling, renovating and renting real estate since 2007. Mr. Bennett has been integral to Montgomery's development.  Montgomery had engaged in and Mr. Bennett had assisted with buying, selling, rentals, and improvements in real estate by 2009.

As of August 20, 2009, Montgomery entered into a Plan of Exchange with a British Virgin Islands company named Hero Capital Profits Limited (“HCP”).  Pursuant to that plan of exchange the HCP shareholders exchanged 100% of their outstanding shares in HCP in exchange for a 99.38% interest in Montgomery. Accordingly, Mr. Bennett resigned from his positions as President, Chief Executive Officer, Chief Financial Officer and Director of Montgomery.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2009.

ITEM 11. EXECUTIVE COMPENSATION

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of Bluesky Systems, Corp. during the years 2009, 2008, and 2007. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Duane Bennett, our President, Secretary and Director.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Duane Bennett President, Secretary and Director	2009 2008 2007	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following tables set forth the ownership, as of April 12, 2010, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Security Ownership of Certain Beneficial Owners (1)(2)

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
Duane Bennett President, Secretary and Director 191 Chestnut Street, Springfield, MA 01103	100,000 (3) Direct	Less than 1%
Duane Bennett Trustee of North East Nominee Trust 191 Chestnut Street, Springfield, MA 01103	15,500,000 (3) Indirect	60.67%
Dominican Land Trust Corp 191 Chestnut Street, Springfield, MA 01103	2,400,000	9.39%

Greentree Financial Group Inc. 7951 SW 6th Street, Suite 216 Plantation, FL 33324	1,300,000	5.09%

Security Ownership of Directors and Officers (1)(2)

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
Duane Bennett President, Secretary and Director 191 Chestnut Street, Springfield, MA 01103	100,000 (3) Direct	Less than 1%
Duane Bennett Trustee of North East Nominee Trust 191 Chestnut Street, Springfield, MA 01103	15,500,000 (3) Indirect	60.67%
All directors and officers as a group	15,600,000	62%
Total Outstanding	25,548,933	100.0%

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

Changes in Control.

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 6, 2009, 50,000 common shares were issued to a party related under common ownership in exchange for a $5,000 capital contribution.

On January 12, 2010, we entered a Plan of Exchange between and among us, Duane Bennett, our President, China Folk Tourism Co., Ltd., a company organized and existing under the laws of the British Virgin Islands (including its successors and assigns “CFT”), and the shareholders of CFT (the “CFT Shareholders”), pursuant to which we would acquire 100% of the capital stock of CFT equal to 50,000 shares in exchange for an issuance by us of 35,000,000 new post-split shares of our Common Stock to CFT shareholders. In addition, CFT and/or the CFT Shareholders would acquire 200,000 post-split shares of our Common Stock from Mr. Bennett, or his assignees, in exchange for a cash payment by CFT and/or the CFT Shareholders of an amount equal to $210,000 to Mr. Bennett, less any expenses incurred and a secured promissory note in the amount of $260,000.

The above purchase and issuance will give CFT a total of 35,200,000 shares of the Common Stock, or a 'controlling interest' in the Company representing approximately 97.7% of the then issued and outstanding shares of Common Stock. The transaction will not immediately close but shall be conditioned upon: (1) Elimination of all liabilities in the Company as of the closing date and an acknowledgement from the Company and Mr. Bennett that we will be fully responsible for any unknown or undisclosed liabilities that may have arisen while Mr. Bennett was in control of the Company.  (2)  Before closing, the Company shall provide a comfort letter prepared by a third party law firm confirming that to the best of their knowledge after reasonable due diligence, the Company has no pending or threatened litigation.  (3) There shall be a deposit of 200,000 post-split shares of the Company’s Common Stock deposited into the escrow account of Greentree Financial Group, Inc. ("Escrow Agent") and cash deposit of $210,000 along with a secured promissory note in the amount of $260,000 and a loan guaranty package.  (4) There shall be an issuance of 35,000,000 new post-split shares of Common Stock issued in the name of the CFT shareholders and held in escrow until closing, which should take no longer than 71 days. (5) Mr. Bennett shall tender his resignation from the board of directors and as officer of the Company and appoint his successor(s) as designated by CFT and/or the CFT Shareholders.  (6) CFT shall be fully reorganized as set forth in Schedule A of the Plan of Exchange attached as Exhibit 10.1 of the current report on Form 8-K filed on February 3, 2010, all of the necessary irrevocable PRC contractual arrangements shall have been executed in accordance with PRC law to make Yongding Hakka Earthen building Folklore Integrated Tourism Development Co. Ltd. a wholly owned indirect subsidiary of CFT, and all other relevant PRC regulatory approvals required for this transaction shall have been acquired.  (7) the Company shall have completed up to a 25:1 reverse stock split.

The transaction has not been closed as of the date of this annual report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Traci J. Anderson, CPA ("Anderson") for our audit of the annual financial statements for the years ended December 31, 2009 and 2008. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2009		2008
	Anderson		Anderson

Audit Fees (1)	$2,500	(2)	$2,500	(3)
Audit-Related Fees (4)			--
Tax Fees (5)			--
All Other Fees (6)			--
Total Accounting Fees and Services	$2,500		$2,500

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown for Anderson in 2009 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2009, and (ii) the review of the financial statements included in our filings on Form 10-Q for the first, second and third quarters of 2009.

(3)
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

    (a) On December 31, 2009, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

    (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of BlueSky Systems, Corp. are included in Part II, Item 8:

Balance Sheets at December 31, 2009 and 2008
Statements of Operations - for the years ended December 31, 2009 and 2008
Statements of Cash Flows - for the years ended December 31, 2009 and 2008
Statements of Stockholders’ Deficit - for the years ended December 31, 2009 and 2008
Notes to Financial Statements

2. Exhibits

14.1 Code of Ethics *
31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Filed previously.

(b)	Reports on Form 8-K

On February 3, 2010, we filed a current report in Form 8-K to announce a Plan of Exchange entered between and among us, Duane Bennett, our President, China Folk Tourism Co., Ltd., a company organized and existing under the laws of the British Virgin Islands (including its successors and assigns “CFT”), and the shareholders of CFT (the “CFT Shareholders”).

 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

BLUESKY SYSTEMS, CORP.

Date: April 12, 2010	By:	/s/ Duane Bennett
Duane Bennett
President