Form 10-Q
period 2010-03-31
BLUESKY SYSTEMS CORP
filed 2010-05-14
CIK 1310893

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [  ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [x]

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

Large accelerated filer	♦
Non-accelerated filer	♦ (Do not check if a smaller reporting company)
Accelerated filer	♦
Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [x]

The Registrant’s revenues for its quarter ended March 31, 2010 were $4,759.

The aggregate market value of the voting stock on May 6, 2010 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates can not be determined because BlueSky Systems Corp. currently has no market for their common stock. Non affiliates own 3,398,933 shares of the common stock outstanding.

Number of shares of common stock, par value $.001, outstanding as of May 6, 2010: 25,548,933

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

INDEX TO FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

BLUESKY SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	(Unaudited)	(Audited)
Assets:	3/31/2010	12/31/2009
Current assets
	$1,057	$53

Total current assets	1,057	53

Fixed assets
	105,000	105,000
	(5,509)	(4,537)

Total fixed assets	99,491	100,463

Total assets	$100,548	$100,516

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and other current liabilities	$8,500	$8,500
Current portion of mortgage payable	1,193	1,193

Total current liabilities	9,693	9,693

Long-term mortgage payable	101,746	102,044

Total liabilities	111,439	111,737

Stockholders' Deficit
Common stock, (50,000,000 shares authorized, 25,548,933 shares issued
and outstanding, par value $.001 per share)	25,549	25,549
	1,239,020	1,239,020
	(1,275,460)	(1,275,790)

Total stockholders' deficit	(10,891)	(11,221)

Total liabilities and stockholders' deficit	$100,548	$100,516

The accompanying notes are an integral part of these financial statements.

BLUESKY SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009 (UNAUDITED)

	Quarter Ended	Quarter Ended
	3/31/2010	3/31/2009

Rental income	$4,759	$5,850

Total revenue	4,759	5,850

Selling, general and administrative expenses	416	4,022
Depreciation	972	972
Total expenses	1,388	4,994

Net ordinary income	3,371	856

Other income (expense):
Interest expense	(3,041)	(1,474)
Total other (expense)	(3,041)	(1,474)

Net income (loss)	$330	$(618)

Net income (loss) per share, basic and fully diluted	$ *	$ *

Weighted Average Common Shares Outstanding	25,548,933	25,498,933

* = Less than $.01 per share.

The accompanying notes are an integral part of these financial statements.

BLUESKY SYSTEMS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

	Common
	Stock		Additional
	(Par Value	Common	Paid in	Retained
	$.001)	Shares	Capital	(Deficit)

Balances, December 31, 2009	$25,549	25,548,933	$1,239,020	$(1,275,790)

Net loss for the quarter	$-	-	$-	$330

Balances, March 31, 2010	$25,549	25,548,933	$1,239,020	$(1,275,460)

The accompanying notes are an integral part of these financial statements.

BLUESKY SYSTEMS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009 (UNAUDITED)

	Quarter Ended	Quarter Ended
	3/31/2010	3/31/2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$330	$(618)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	972	972
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	-	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,302	354

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of long term debt	(298)	(278)
NET CASH (USED IN) FINANCING ACTIVITIES	(298)	(278)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,004	76

CASH AND CASH EQUIVALENTS:
Beginning of period	53	-

End of period	$1,057	$76

OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for interest	$3,041	$1,474

Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BLUESKY SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

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

Advertising Costs—Advertising costs are expensed as incurred. Advertising expense totaled    $-0- and $-0- for the three months ended March 31, 2010 and 2009, respectively.

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

BLUESKY SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. During 2010 and 2009 interim periods, Accounts Receivable in the amounts of    $-0- and $-0- were deemed uncollectible and were written off to Bad Debt Expense. As of March 31, 2010, the Company’s Accounts Receivable balance was $-0-.

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

Property and equipment—Depreciable assets are stated at cost.  As of March 31, 2010, the Company had the following depreciable assets:
Asset	Cost	Accumulated Depreciation	Book Value	Estimated Life	Estimated Annual Depreciation
Rental Property	$105,000	$5,509	$99,491	27.5	$3,889
	$105,000	$5,509	$99,491		$3,889

BLUESKY SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Recent Accounting Pronouncements — The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended March 31, 2010.

As a result of the Company’s implementation of the Codification during the quarter ended March 31, 2010, previous references to new accounting standards and literature are no longer applicable. In the current annual consolidated financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

Recent Accounting Pronouncements — Determination of the Useful Life of Intangible Assets
(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

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

BLUESKY SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2010 and 2009 is summarized as follows:

Cash paid during the period for interest and income taxes:
                                              2010                 2009
Income Taxes                                                                 $   ---                 $   ---
Interest                                                                           $3,041               $ 1,474

NOTE C—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there from, there is no provision for current or deferred federal or state income taxes for the three months ended March 31, 2010 and 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of March 31, 2010 is as follows:

Total Deferred Tax Asset	$43,500
Valuation Allowance	(43,500)
Net Deferred Tax Asset	$-

No tax benefits have been recorded for the nondeductible (tax) expenses (stock for services) totaling $970,500 in the year 2008. The measurement valuation allowance increased $100 in the three months ended March 31, 2010.

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the three months ended March 31, 2010 and 2009 is as follows:

2009              2010
Income tax computed at the federal statutory rate                                                 34%                34%
Valuation allowance                                                                                                      (34%)              (34%)
Total deferred tax asset                                                                                                     0%                    0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company has approximately $126,000 in carry forwards available through the year 2029.

NOTE D—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered recurring losses from operations to date. It experienced losses of $618 during the three months ended March 31, 2009. The Company had a net deficiency of $1,275,460 as of March 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE E—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of March 31, 2010 and 2009.

NOTE F—NOTES PAYABLE

A mortgage payable incurred for the purchase of the rental property consists of the following at March 31, 2010:

Secured Commercial Mortgage to an unrelated party.
Interest bearing 6.875 % with a maturity of June 1, 2037,
Balance at March 31, 2010                                                                                                                                          $102,939

The aggregate amount of long-term debt at March 31, 2010 maturing during each of the succeeding five years and thereafter is as follows:

For the year ending	Amount

2010	$895
2011	$1,277
2012	$1,368
2013	$1,465
2014	$1,569
Thereafter	$96,365
Total	$102,939

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERAT ION

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

As shown in the accompanying audited financial statements, we have suffered recurring losses from operations since our inception. We had a total accumulated deficit of $1,275,460 as of March 31, 2010. These factors raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Revenues (for the Three Months Ended March 31, 2010 and 2009).

Revenues decreased $1,091 or 18.65% to $4,759 for the Three Months Ended March 31, 2010, as compared with $5,850 for the Three Months Ended March 31, 2009. Revenues consisted of rentals on residential rental properties. We had four leases, of which three expired in May 2006. The expired leases are now considered month-to-month leases. The decrease in revenues is attributable to the rental rates of the School Street property which was sold and the acquisition of the Osgood Street property.

All sales transactions were with unrelated parties.

Cost of Sales (for the Three Months Ended March 31, 2010 and 2009).

None.

Expenses (for the Three Months Ended March 31, 2010 and 2009).

Operating expenses for the Three Months Ended March 31, 2010 decreased $3,606 or 72.21% to $1,388 from $4,994 in 2009. The decrease in expenses through the three months ended March 31, 2010 was due to selling, general and administrative expenses in the amount of $416 as opposed to $4,022 in the three moths ended March 31, 2009.

We do not have any lease agreements for our principal office and do not currently have any employment agreements.

Income Taxes (for the Three Months Ended March 31, 2010 and 2009).

We had no provision for income taxes for the Three Months Ended March 31, 2010 and 2009, respectively, due to our net loss.

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

Income/Losses (for the Three Months Ended March 31, 2010 and 2009).

We had a net gain (loss) of $300, or less than $.01 per common share for the Three Months ended March 31, 2010. This compares to a net income of $(618), or less than $.01 per common share for the Three Months Ended March 31, 2009. The decrease in net income is attributable to the increase in general and administrative expenses as mentioned above.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the Three Months Ended March 31, 2010 and 2009).

Cash flows provided by (used in) operations were $1,302 and $354 for the Three Months Ended March 31, 2010 and 2009, respectively. These were mainly attributable to decrease in accounts payable, and non-cash depreciation charges in both periods, and a net income gain in 2010 compared to a net income loss in 2009.

We had no cash flows provided by investing activities for the Three Months Ended March 31, 2010.

Cash flows provided by (used in) financing activities were $ (298) and $(278) for the Three Months Ended March 31, 2010 and 2009, respectively. Cash flows used in these periods were due primarily to repayments on notes payable on our income producing rental property.

Overall, we have funded our cash needs from inception through March 31, 2010 with a series of equity and debt transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

We had cash on hand of only $1,057 and a working capital deficit of $8,636 as of March 31, 2010. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during 2010 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2010 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Going concern

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $1,275,460 as of March 31, 2010. These factors raise substantial doubt about our ability to continue as a going concern.

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

The transaction has not been closed as of the date of this quarterly report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MAR KET RISK

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 1.      LEGAL PROCEE DINGS

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

ITEM 1A.   RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2009.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not had any unregistered sales of equity securities in the first quarter of 2010.

ITEM 3.      DEFAULTS UPON SENIOR SEC URITIES

We have not had any default upon senior securities.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY H OLDERS

We have not had any submission of matters to a vote of security holders.

ITEM 5.      OTHER INFOR MATION

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

BLUESKY SYSTEMS CORPORATION (Registrant)

Date: May 14, 2010	By:	/s/ Duane Bennett
Duane Bennett President, Chief Executive Officer, and Chief Financial Officer