Form 10-Q
period 2010-06-30
BLUESKY SYSTEMS CORP
filed 2010-08-16
CIK 1310893

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ]

Number of shares of common stock outstanding as of August 13, 2010:      25,548,933

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

ITEM 1. FINANCIAL STATEMENTS

INDEX TO BLUESKY SYSTEMS CORPORATION CONSOLIDATED FINANCIAL STATEMENTS

BLUESKY SYSTEMS CORPORATION                                                                  PAGE

Consolidate Balance Sheets                                                                           4

Consolidated Statements of Operations                                                        5

Consolidated Statement of Stockholders’ Equity                                        6

Consolidate Statements of Cash Flows                                                         7

Notes to Consolidated Financial Statements                                                8

BLUESKY SYSTEMS, CORP.
Consolidated Balance Sheets
At June 30, 2010 and December 31, 2009

	(Unaudited)	(Audited)
Assets:	6/30/2010	12/31/2009
Current assets
Cash	$-	$53

Total current assets	-	53

Fixed assets
Property and equipment	105,000	105,000
Accumulated depreciation	(6,481)	(4,537)

Total fixed assets	98,519	100,463

Total assets	$98,519	$100,516

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and other current liabilities	$8,500	$8,500
Overdrawn bank balance	3	-
Current portion of mortgage payable	1,193	1,193

Total current liabilities	9,696	9,693

Long-term mortgage payable	101,448	102,044

Total liabilities	111,144	111,737

Stockholders' Deficit
Common stock, (50,000,000 shares authorized, 25,548,933 shares issued
and outstanding, par value $.001 per share)	25,549	25,549
Additional paid-in capital	1,239,020	1,239,020
Retained deficit	(1,277,194)	(1,275,790)

Total stockholders' deficit	(12,625)	(11,221)

Total liabilities and stockholders' deficit	$98,519	$100,516

The accompanying notes are an integral part of these financial statements.

BLUESKY SYSTEMS, CORP.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2010 and 2009

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	6/30/2010	6/30/2009	6/30/2010	6/30/2009

Rental income	$4,993	$4,350	$9,752	$10,200

Total revenue	4,993	4,350	9,752	10,200

Selling, general and administrative expenses	2,782	7,546	3,198	11,568
Depreciation	972	972	1,944	1,944
Total expenses	3,754	8,518	5,142	13,512

Net ordinary income (loss)	1,239	(4,168)	4,610	(3,312)

Other income (expense):
Interest expense	(2,973)	(1,548)	(6,014)	(3,022)
Total other (expense)	(2,973)	(1,548)	(6,014)	(3,022)

Net (loss)	$(1,734)	$(5,716)	$(1,404)	$(6,334)

Net income (loss) per share, basic and fully diluted	$ *	$ *	$ *	$ *

Weighted Average Common Shares Outstanding	25,548,933	25,511,433	25,548,933	25,523,933

* = Less than $.01 per share.

The accompanying notes are an integral part of these financial statements.

BLUESKY SYSTEMS, CORP.
Consolidated Statement of Stockholders' Deficit
For the Six Months Ended June 30, 2010

	Common
	Stock		Additional
	(Par Value	Common	Paid in	Retained
	$.001)	Shares	Capital	(Deficit)

Balances, December 31, 2009	$25,549	25,548,933	$1,239,020	$(1,275,790)

Net loss for the six months ended June 30, 2010	$-	-	$-	$(1,404)

Balances, June 30, 2010	$25,549	25,548,933	$1,239,020	$(1,277,194)

The accompanying notes are an integral part of these financial statements.

BLUESKY SYSTEMS, CORP.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009

	Three Months	Six Months
	Ended	Ended
	6/30/2010	6/30/2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,404)	$(6,334)
Adjustments to reconcile net (loss) to net cash provided by (used in)
operating activities:
Depreciation	1,944	1,944
Increase (decrease) in operating liabilities:
Overdrawn bank balance	3	-
Accounts payable and other current liabilities	-	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	543	(4,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions of capital from company related through common ownership		5,000
Principal repayments of long term debt	(596)	(556)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(596)	4,444

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53)	54

CASH AND CASH EQUIVALENTS:
Beginning of period	53	-

End of period	$-	$54

OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for interest	$6,014	$3,022

Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

BLUESKY SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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

Cash and Cash Equivalents—For purposes of the Consolidated Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

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

Advertising Costs—Advertising costs are expensed as incurred. Advertising expense totaled    $-0- and $-0- for the three and six months ended June 30, 2010 and 2009, respectively.

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. During 2010 and 2009 interim periods, Accounts Receivable in the amounts of    $-0- and $-0- were deemed uncollectible and were written off to Bad Debt Expense. As of June 30, 2010, the Company’s Accounts Receivable balance was $-0-.

BLUESKY SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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

Property and equipment—Depreciable assets are stated at cost. As of June 30, 2010, the Company had the following depreciable assets:

Asset	Cost	Accumulated Depreciation	Book Value	Estimated Life	Estimated Annual Depreciation
Rental Property	$ 105,000	$ 6,481	$ 98,519	27.5	$ 3,889
	$ 105,000	$ 6,481	$ 98,519		$ 3,889

Recent Accounting Pronouncements — The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the six months ended June 30, 2010.
Recent Accounting Pronouncements (cont.) - As a result of the Company’s implementation of the Codification during the six months ended June 30, 2010, previous references to new accounting standards and literature are no longer applicable. In the current annual consolidated financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

BLUESKY SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Recent Accounting Pronouncements (cont.)

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

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2010 and 2009 is summarized as follows:

Cash paid during the period for interest and income taxes:
                                              2010                 2009
Income Taxes                                                                $   ---                  $   ---
Interest                                                                           $6,014               $ 3,022

NOTE C—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there from, there is no provision for current or deferred federal or state income taxes for the six months ended June 30, 2010 and 2009.

NOTE C—INCOME TAXES (CONT.)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of June 30, 2010 is as follows:

Total Deferred Tax Asset	$44,200
Valuation Allowance	(44,200)
Net Deferred Tax Asset	$-

No tax benefits have been recorded for the nondeductible (tax) expenses (stock for services) totaling $970,500 in the year 2008. The measurement valuation allowance increased $800 during the six months ended June 30, 2010.

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the six months ended June 30, 2010 and 2009 is as follows:

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

The Company has approximately $127,000 in carry forwards available through the year 2029.

NOTE D—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered recurring losses from operations to date. It experienced losses of $1,404 during the six months ended June 30, 2009. The Company had a net deficiency of $1,277,194 as of June 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE E—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of June 30, 2010 and 2009.

NOTE F—NOTES PAYABLE

A mortgage payable incurred for the purchase of the rental property consists of the following at June 30, 2010:

Secured Commercial Mortgage to an unrelated party.
Interest bearing 6.875 % with a maturity of June 1, 2037,
Balance at June 30, 2010                                                                                                                                $102,641

The aggregate amount of long-term debt at June 30, 2010 maturing during each of the succeeding five years and thereafter is as follows:

For the year ending	Amount

2010	$597
2011	$1,277
2012	$1,368
2013	$1,465
2014	$1,569
Thereafter	$96,365
Total	$102,641

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Revenues (for the Three and Six Months Ended June 30, 2010 and 2009).

Revenues increased $643 to $4,993 for the three months ended June 30, 2010, as compared with $4,350 for the three months ended June 30, 2009. Revenues consisted of rentals on residential rental properties. We had four leases, of which three expired in May 2006. The expired leases are now considered month-to-month leases. The increase in revenues is attributable to the rental rates and vacancy rates of the School Street property which was sold and the acquisition of the Osgood Street property.

Revenues increased $448 to $9,752 for the six months ended June 30, 2010, as compared with $10,200 for the six months ended June 30, 2009. Revenues consisted of rentals on residential rental properties. We had four leases, of which three expired in May 2006. The expired leases are now considered month-to-month leases. The decrease in revenues is attributable to the rental rates and vacancy rates of the School Street property which was sold and the acquisition of the Osgood Street property.

All sales transactions were with unrelated parties.

Cost of Sales (for the Three and Six Months Ended June 30, 2010 and 2009).

None.

Expenses (for the Three and Six Months Ended June 30, 2010 and 2009).

Operating expenses for the three months ended June 30, 2010 decreased $4,764 to $3,754 from $8,518 in 2009. The decrease in expenses through the three months ended June 30, 2010 was due to leaner selling, general and administrative expenses in the amount of $2,782.

Operating expenses for the six months ended June 30, 2010 decreased $8,370 to $5,142 from $13,512 in 2009. The decrease in expenses through the six months ended June 30, 2010 was due to selling, general and administrative expenses in the amount of $3,198.

We do not have any lease agreements for our principal office and do not currently have any employment agreements.

Income Taxes (for the Three and Six Months Ended June 30, 2010 and 2009).

We had no provision for income taxes for the three and six months ended June 30, 2010 and 2009, respectively, due to our net loss.

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

Income/Losses (for the Three and Six Months Ended June 30, 2010 and 2009).

We had a net loss of $(1,734), or less than $.01 per common share for the three months ended June 30, 2010. This compares to a net loss of $(5,716), or less than $.01 per common share for the three months ended June 30, 2009. The decrease in net income is attributable to the decrease in general and administrative expenses as mentioned above.

We had a net loss of $(1,404), or less than $.01 per common share for the six months ended June 30, 2010. This compares to a net loss of $(6,334), or less than $.01 per common share for the six months ended June 30, 2009. The decrease in net loss is attributable to the decrease in general and administrative expenses as mentioned above.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the Three and Six Months Ended June 30, 2010 and 2009).

Cash flows provided by (used in) operations were $543 and $(4,390 for the six months ended June 30, 2010 and 2009, respectively. The negative cash flows for the six months ended June 30, 2009 were mainly attributable to the net loss in the first two quarters of 2009.

We had no cash flows provided by investing activities for the six months ended June 30, 2009.

Cash flows provided by (used in) financing activities were $(596) and $4,444 for the six months ended June 30, 2010 and 2009, respectively. Cash flows used in these periods were due primarily to repayments on notes payable on our income producing rental property offset by the capital contributions of $5,000 from a company related through common ownership 2009 only.

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

We had cash on hand of $-0- and a working capital deficit of $9,696 as of June 30, 2009. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during 2009 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2009 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Going concern

As shown in the accompanying financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $1,277,194 as of June 30, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

None.

ITEM 6.      EXHIBITS

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302 (included in Exhibit 31.1)
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

Reports on Form 8-K

The Plan of Exchange Agreement, dated January 12, 2010, between us, Duane Bennett, our President, China Folk Tourism Co., Ltd., a company organized and existing under the laws of the British Virgin Islands (including its successors and assigns “CFT”), and the shareholders of CFT (the “CFT Shareholders”) has been terminated. Pursuant to the Plan of Exchange Agreement (the “POE”), we would have acquired 100% of the capital stock of CFT equal to 50,000 shares in exchange for an issuance by us of 35,000,000 new post-split shares of our common stock to CFT shareholders. In addition, CFT and/or the CFT Shareholders would have acquired 200,000 of our post-split shares from Mr. Bennett, or his assignees, in exchange for a cash payment by CFT and/or the CFT Shareholders of an amount equal to $210,000 to Mr. Bennett, less any expenses incurred and a secured promissory note in the amount of $260,000. See Form 8-K filed on July 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUESKY SYSTEMS CORPORATION (Registrant)

Date: August 16, 2010	By:	/s/ Duane Bennett
Duane Bennett President, Chief Executive Officer, and Chief Financial Officer