Form 10-Q
period 2010-09-30
BLUESKY SYSTEMS CORP
filed 2010-11-22
CIK 1310893

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ]

Number of shares of common stock outstanding as of November 22, 2010:      25,548,933

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

ITEM 1. FINANCIAL STATEMENTS

BLUESKY SYSTEMS CORP.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	(Unaudited)	(Audited)
Assets:	9/30/2010	12/31/2009
Current assets
Cash	$262	$53
Prepaid consulting expense	54,332	-

Total current assets	54,594	53

Fixed assets
Property and equipment	105,000	105,000
Accumulated depreciation	(7,454)	(4,537)

Total fixed assets	97,546	100,463

Total assets	$152,140	$100,516

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$9,693	$8,500
Accrued interest payable	1,411	-
Derivative liability	149,295	-
Current portion of notes payables, net of discount of $85,263	4,737	1,193

Total current liabilities	165,136	9,693

Long-term note payable	101,149	102,044

Total liabilities	266,285	111,737

Stockholders' Deficit
Common stock, (50,000,000 shares authorized, 25,548,933 shares issued
and outstanding, par value $.001 per share)	25,549	25,549
Additional paid-in capital	1,239,020	1,239,020
Retained deficit	(1,378,714)	(1,275,790)

Total stockholders' deficit	(114,145)	(11,221)

Total liabilities and stockholders' deficit	$152,140	$100,516

The accompanying notes are an integral part of these financial statements.

BLUESKY SYSTEMS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	9/30/2010	9/30/2009	9/30/2010	9/30/2009

Rental income	$4,264	$3,336	$14,016	$13,536

Total revenue	4,264	3,336	14,016	13,536

Selling, general and administrative expenses	36,415	1,180	39,613	12,748
Depreciation	972	972	2,916	2,916
Total expenses	37,387	2,152	42,529	15,664

Net ordinary income (loss)	(33,123)	1,184	(28,513)	(2,128)

Other income (expense):
Loss on derivative liability	(59,295)	-	(59,295)	-
Interest expense	(9,102)	(1,642)	(15,116)	(4,664)
Total other (expense)	(68,397)	(1,642)	(74,411)	(4,664)

Net (loss)	$(101,520)	$(458)	$(102,924)	$(6,792)

Net income (loss) per share, basic and fully diluted	$ *	$ *	$ *	$ *

Weighted Average Common Shares Outstanding	25,548,933	25,548,933	25,548,933	25,523,933

* = Less than $.01 per share.

The accompanying notes are an integral part of these financial statements.

BLUESKY SYSTEMS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

	Common
	Stock		Additional
	(Par Value	Common	Paid in	Retained
	$.001)	Shares	Capital	(Deficit)	Total

Balances, December 31, 2009	$25,549	25,548,933	$1,239,020	$(1,275,790)	$(11,221)

Net loss for the nine months ended September 30, 2010	$-	-	$-	$(102,924)	$(102,924)

Balances, September 30, 2010	$25,549	25,548,933	$1,239,020	$(1,378,714)	$(114,145)

The accompanying notes are an integral part of these financial statements.

BLUESKY SYSTEMS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	9/30/2010	9/30/2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(102,924)	$(6,792)
Adjustments to reconcile net (loss) to net cash provided by (used in)
operating activities:
Depreciation	2,916	2,917
Prepaid expense and consulting expense paid with non-cash note payable	3,018	-
Loss on derivative liability, non cash expense	59,295	-
Amortization of debt discount	4,737	0
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,193	-
Accrued interest payable	1,411	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(30,353)	(3,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions of capital	-	5,000
Borrowing on debt	32,650	0
Principal repayments of long term debt	(2,088)	(834)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(895)	4,166

NET INCREASE IN CASH AND CASH EQUIVALENTS	209	291

CASH AND CASH EQUIVALENTS:
Beginning of period	53	-

End of period	$262	$291

OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for interest	$9,128	$4,664

Cash paid during the period for income taxes	$-	$-

Derivative liability	$90,000	$-

The accompanying notes are an integral part of these financial statements.

BLUESKY SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

Interim Financial Statements
These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

Revenue Recognition—The Company’s revenue is derived from rental income from 4 leases.  The expired leases are considered month-to-month leases. In accordance with section 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying September 30, 2010 balance sheet. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue is recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

Comprehensive Income (Loss)— The Company reports Comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Advertising Costs—Advertising costs are expensed as incurred. Advertising expense totaled    $-0- and $-0- for the three and nine months ended September 30, 2010 and 2009, respectively.

Loss per Common Share— Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2010.

Income Taxes— The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Fair Value for Financial Assets and Financial Liabilities- The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2010.

Fair Value Measurements -  On January 1, 2008, the Company adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. Beginning on January 1, 2009, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 - Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the inputs that market participants would use.

Non-Recurring fair value metrics:

Level 1 – None

Level 2 – None

Level 3 – Derivative Liability - $149,295

BLUESKY SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Stock Based Transactions—The Company acquires nonmonetary assets including goods for its common stock. The goods are recorded at the fair value of the nonmonetary asset exchanged or at an independent quoted market price for items exchanged.

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. During 2010 and 2009 interim periods, Accounts Receivable in the amounts of    $-0- and $-0- were deemed uncollectible and were written off to Bad Debt Expense. As of September 30, 2010, the Company’s accounts receivable balance was $-0-.

Impairment of Long-Lived Assets— The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2010.

Property and equipment—Depreciable assets are stated at cost. As of September 30, 2010, the Company had the following depreciable assets:

Asset	Cost	Accumulated Depreciation	Book Value	Estimated Life	Estimated Annual Depreciation
Rental Property	$105,000	$7,454	$97,546	27.5	$3,889
	$105,000	$7,454	$97,546		$3,889

Recent Accounting Pronouncements — The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Recent Accounting Pronouncements (cont.) - FASB Accounting Standards Codification
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

As a result of the Company’s implementation of the Codification during the nine months ended September 30, 2010, previous references to new accounting standards and literature are no longer applicable. In the current annual consolidated financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

BLUESKY SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2010 and 2009 is summarized as follows:

Cash paid during the period for interest and income taxes:
                                              2010                 2009
Income Taxes                                                              $   ---                     $   ---
Interest                                                                         $9,128                  $ 4,664

NOTE C—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there from, there is no provision for current or deferred federal or state income taxes for the nine months ended September 30, 2010 and 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of September 30, 2010 is as follows:

Total Deferred Tax Asset	$44,400
Valuation Allowance	(44,400)
Net Deferred Tax Asset	$-

No tax benefits have been recorded for the nondeductible (tax) expenses (stock for services) totaling $970,500 in the year 2008. The measurement valuation allowance increased $1,000 during the nine months ended September 30, 2010.

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the nine months ended September 30, 2010 and 2009 is as follows:

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

NOTE D—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered recurring losses from operations to date. It experienced losses of $188,187 during the nine months ended September 30, 2010. The Company had a net working deficiency and a net deficiency of $195,805 and $1,463,977, respectively, as of September 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE E—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2010.

NOTE F—NOTES PAYABLE AND DERIVATIVE LIABILITY

A note payable incurred for the purchase of the rental property consists of the following at September 30, 2010:

Secured Commercial Mortgage to an unrelated party.
Interest bearing 6.875 % with a maturity of June 1, 2037,
Balance at September 30, 2010       $102,342

BLUESKY SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE F—NOTES PAYABLE AND DERIVATIVE LIABILITY (CONT.)

The aggregate amount of long-term debt at September 30, 2010 maturing during each of the succeeding five years and thereafter is as follows:

For the year ending	Amount

2010	$298
2011	$1,277
2012	$1,368
2013	$1,465
2014	$1,569
Thereafter	$96,365
Total	$102,342

An unsecured note payable for SEC compliance services rendered during the quarter and for the upcoming year end in the amount of $90,000 was incurred during the three months ended September 30, 2010. Included in the accompanying consolidated balance sheets at September 30, 2010 is $57,350 in prepaid consulting services awaiting future matching as services will be performed in the upcoming year-end filings. $32,650 in expense is included in the accompanying statements of operations for the 2010 period. The promissory note carries an annual interest rate of 5% and is due on June 30, 2011 to an unrelated consulting firm. There is $160 in accrued interest payable at September 30, 2010. The note carries an option to the holder of converting the note into equity at a price of $.25 per share or 50% of the then bid price at the date of issuance of such stock, whichever is less.

ASC Topic 815 (“ASC 815”) requires that all derivative financial instruments be recorded on the balance sheet at fair value. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The Company issued convertible notes and has evaluated the terms and conditions of the conversion features contained in the notes and warrants to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in the notes and warrants represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instruments in the notes and warrants is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instruments of the convertible notes and warrants was measured at the inception date of the notes and warrants and each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date.

The Company valued the conversion features in its convertible notes using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return ranging from 0.26% to 0.27%, grant dates of stock warrants, the term of the stock warrants, conversion prices ranging from $0.00008 to $0.33, current stock prices on the measurement date ranging from $0.05 to $2.00, and the computed measure of the Company’s stock volatility, ranging from 262.81% to 266.90%.

Included in the September 30, 2010 is a derivative liability in the amount of $149,295 to account for this transaction. There were no balances in prior periods since this liability arose in the third quarter of 2010. It will be revalued quarterly henceforth and adjusted as a gain or loss to the statements of operations depending on its value at that time.

Included in our Statements of Operations for the nine months ended are $59,961 and $85,263 in non-cash charges pertaining to the derivative liability as it pertains to loss on derivative liability and debt discount, respectively.

Derivative Liability, September 17, 2010              $-0-

Additional Discount                                                  $90,000

Loss on Derivative                                                    $59,961

Mark to Market Gain                                                $(666)

Derivative Liability, September 30, 2010              $149,295

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

As shown in the accompanying audited financial statements, we have suffered recurring losses from operations since our inception. We experienced losses of $936,743 and $6,888 during 2008 and 2009, respectively. We also had a total accumulated deficit of $1,275,790 as of December 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Revenues (for the Three and Nine Months Ended September 30, 2010 and 2009).

Revenues increased $928 to $4,264 for the three months ended September 30, 2010, as compared with $3,336 for the three months ended September 30, 2009. Revenues consisted of rentals on residential rental properties. We had four leases, of which three expired in May 2006. The expired leases are now considered month-to-month leases. The increase in revenues is attributable to the rental rates and vacancy rates of the School Street property which was sold and the acquisition of the Osgood Street property.

Revenues increased $480 to $14,016 for the nine months ended September 30, 2010, as compared with $13,536 for the nine months ended September 30, 2009. Revenues consisted of rentals on residential rental properties. We had four leases, of which three expired in May 2006. The expired leases are now considered month-to-month leases. The increase in revenues is attributable to the rental rates and vacancy rates of the School Street property which was sold and the acquisition of the Osgood Street property.

All sales transactions were with unrelated parties.

Cost of Sales (for the Three and Nine Months Ended September 30, 2010 and 2009).

None.

Expenses (for the Three and Nine Months Ended September 30, 2010 and 2009).

Operating expenses for the three months ended September 30, 2010 increased $35,235 to $37,387 from $2,152 in 2009. The increase in expenses through the three months ended September 30, 2010 was due to increased selling, general and administrative expenses in the amount of $35,668 attributable to the new consulting contract for service we received.

Operating expenses for the nine months ended September 30, 2010 increased $26,865 to $42,529 from $15,664 in 2009. The decrease in expenses through the nine months ended September 30, 2010 was due to an increase in selling, general and administrative expenses in the amount of $35,668 as mentioned in the previous paragraph.

We do not have any lease agreements for our principal office and do not currently have any employment agreements.

Income Taxes (for the Three and Nine Months Ended September 30, 2010 and 2009).

We had no provision for income taxes for the three and nine months ended September 30, 2010 and 2009, respectively, due to our net loss.

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

Income/Losses (for the Three and Nine Months Ended September 30, 2010 and 2009).

We had a net loss of $(101,520), or less than $.01 per common share for the three months ended September 30, 2010. This compares to a net loss of $(458), or less than $.01 per common share for the three months ended September 30, 2009. The increase in net loss is attributable to the increase in general and administrative expenses as mentioned above along with $59,961 in loss on derivative liability.

We had a net loss of $(102,924), or less than $.01 per common share for the nine months ended September 30, 2010. This compares to a net loss of $(6,792), or less than $.01 per common share for the nine months ended September 30, 2009. The increase in net loss is attributable to the increase in general and administrative expenses as mentioned above along with $59,961.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the Three and Nine Months Ended September 30, 2010 and 2009).

Cash flows provided by (used in) operations were $1,104 and $(3,875) for the nine months ended September 30, 2010 and 2009, respectively. The positive cash flow in 2010 is attributable to non-cash charges exceeding net loss along with $59,961 in loss on derivative liability.

We had no cash flows provided by investing activities for the nine months ended September 30, 2009.

Cash flows provided by (used in) financing activities were $(895) and $4,166 for the nine months ended September 30, 2010 and 2009, respectively. Cash flows used in these periods were due primarily to repayments on notes payable on our income producing rental property offset by the capital contributions of $5,000 from a company related through common ownership 2009 only.

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

We had cash on hand of $262 and a working capital deficit of $195,805 as of September 30, 2010. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during 2009 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2009 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Going concern

As shown in the accompanying financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $1,463,977 as of September 30, 2010. These factors raise substantial doubt about our ability to continue as a going concern.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2010. Management is in the process of identifying deficiencies with respect to the Company's disclosure controls and procedures in order to implement corrective measures.

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

ITEM 5.      OTHER INFORMATION

During the third quarter, we incurred a promissory note payable to a consulting firm and enter into an advisory agreement with the consulting firm. We also applied for a redomicile to the state of Nevada for a 200 for one reverse split of our stock.

ITEM 6.      EXHIBITS

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302 (included in Exhibit 31.1)
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

Reports on Form 8-K

On July 29, 2010, we engaged in certain financing activities that have resulted in the creation of a direct financial obligation of us under an off-balance sheet arrangement. These transactions were entered into because we lacked adequate capital resources to pay for certain professional fees associated with our ongoing reporting requirements.

Effective September 19, 2010, the client-auditor relationship between us and Traci J. Anderson, CPA (the "Former Auditor") was terminated upon the dismissal of the Former Auditor as our independent registered accounting firm. Effective September 19, 2010, the we engaged M&K, CPA’s, PLLC ("M&K") as its principal independent public accountant to audit our financial statements for the year ending December 31, 2010.  The decision to change accountants was recommended and approved by the Company's Board of Directors, effective September 19, 2010, and was necessitated as a result of the revocation of the registration of the Former Auditors by the Public Company Accounting Oversight Board (“PCAOB”) for violations of rules and auditing standards in auditing financial statements, PCAOB rules and quality control standards.

The Plan of Exchange Agreement, dated January 12, 2010, between us; Duane Bennett, the President of us (“Mr. Bennett”), China Folk Tourism Co., Ltd., a company organized and existing under the laws of the British Virgin Islands (including its successors and assigns “CFT”), and the shareholders of CFT (the “CFT Shareholders”) has been terminated. Pursuant to the Plan of Exchange Agreement (the “POE”), we would have acquired 100% of the capital stock of CFT equal to 50,000 shares in exchange for an issuance by us of 35,000,000 new post-split shares of Common Stock of BSKS to CFT shareholders. In addition, CFT and/or the CFT Shareholders would have acquired 200,000 post-split shares of us Common Stock from Mr. Bennett, or his assignees, in exchange for a cash payment by CFT and/or the CFT Shareholders of an amount equal to $210,000 to Mr. Bennett, less any expenses incurred and a secured promissory note in the amount of $260,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUESKY SYSTEMS, CORP. (Registrant)

Date: November 22, 2010	By:	/s/ Duane Bennett
Duane Bennett President, Chief Executive Officer, and Chief Financial Officer