Form 10-K
period 2010-12-31
BLUESKY SYSTEMS CORP
filed 2011-04-12
CIK 1310893

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2010

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

BLUESKY SYSTEMS, CORP.

 (Exact name of small business issuer as specified in its charter)

Pennsylvania	05-6141009
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes [ ] No [x]

The Registrant’s revenues for its fiscal year ended December 31, 2010 were $16,845.

The aggregate market value of the voting stock on April 11, 2011 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates can not be determined because BlueSky Systems Corp. currently has no market for their common stock. Non affiliates own 7,648,933 shares of the common stock outstanding.

Number of shares of common stock, par value $.001, outstanding as of April 11, 2011: 25,548,933

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

(1)

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

As per the terms of the Stock Purchase Agreement, the mortgage will continue to be a liability of the Seller until paid in full by the seller. All rental proceeds are to be collected by and controlled by the Seller until the property is resold and any negative cash flows for repairs or expenses will be the sole responsibility of the Seller. Furthermore in the event, cash flow after all expenses exceeds 20%, Bluesky and the Seller will equally share the proceeds. Upon liquidation of the property after expenses, the Seller will receive 25% of the capital gains profit and Bluesky will receive 75% of the capital gains profit. If the Seller is incapable of managing the property, then Bluesky will hire a professional property management company to manage the day to day operations, at the Seller’s expense. Additionally, 100,000 (one hundred thousand) shares of the 250,000 (two hundred fifty thousand) shares are to be sold at a mutually acceptable price and the proceeds to be used exclusively for the pay down of the mortgage on the 12-14 Osgood Street property. Bluesky paid $5,000 (five thousand) dollars for consideration in this transaction

Our executive offices are located at 191 Chestnut Street in Springfield, Massachusetts 01103. Our telephone number is (413) 734-3116. We are currently authorized to issue 50,000,000 shares of common stock. We currently have 25,548,933 shares of common stock issued and outstanding.

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

As shown in the accompanying audited financial statements, we have suffered recurring losses from operations since our inception. We experienced losses of $136,164 and $12,111 during 2010 and 2009, respectively. We also had a total accumulated deficit of $1,480,403 as of December 31, 2010. These factors raise substantial doubt about our ability to continue as a going concern.

(2)

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

The building at 12-14 Osgood Street consists of 2 family rental units. Both units are currently leased and yield approximately $1,400 rental income per month. The mortgage payable on this property as of December 31, 2010 is $102,024.

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

Respected national economists have given mixed opinions about the market for multi-family rentals in 2010.  However, according to Moody's, Economy.com and Fiserv Lending Solutions, Springfield MA is expected to see slight gains of 0.8%, while the rest of the state is expected to see significant losses as high as -3.0%.

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

(3)

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

(4)

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

(5)

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

(6)

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

EMPLOYEES

With the exception of Duane Bennett and Pablo Torres, we have no employees. We have no employment agreements with any of our management. We do not anticipate hiring any additional employees in the next 12 months.

(7)

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

BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND NEAR ABSENCE OF REVENUES, EVALUATING OUR BUSINESS AND PROSPECTS MAY BE DIFFICULT.

While our competitors have operated real estate businesses for a significant period of time, we have only had limited operations and a near absence of revenues since our inception in September 2004. As a result, we have a limited operating history upon which you can evaluate us and our prospects. In addition, we have an accumulated deficit of $1,480,403 since inception through December 31, 2010. These uncertainties increase the risk that you may lose your investment.

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

We will need additional funding over the next twelve months to develop our business. The estimated need for funds could be as little as $45,000 or as high as $1,000,000, depending on the properties we plan to acquire and the maintenance of current facilities. Please note that the $45,000 amount above consists of $25,000 in cash to purchase such properties as discussed in more detail in this paragraph plus $20,000 which covers additional expense related to our newly acquired reporting obligation. For instance, if we can purchase a property with as little money down, such as low as 5% for illustrative purposes, then we would only require the low end of the above range, or about $25,000 in cash, exclusive of the $20,000 which covers the expense of our newly acquired reporting obligation, to purchase such property costing $500,000 for illustrative purposes. On the other hand, if we purchase a property with only cash and without borrowing, then we would spend as much as $500,000 on the same purchase in the illustration above. If two of these properties are purchased with no borrowings, then we would spend $1,000,000 as an example. In addition, much depends of the quality of the property. For example, the property may require significant expenditures to obtain a certificate of occupancy for it. As of December 31, 2010, we had no liquid assets with which to pay our expenses. Accordingly, we will seek outside sources of capital such as conventional bank financing; however, there can be no assurance that we will be able to obtain favorable terms for such financing. If adequate funds are not available, we may be required to curtail operations or shut down completely.

(8)

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

WE HAVE INCURRED LOSSES FROM OPERATIONS AND LIMITED CASH, WHICH RAISES SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

As of December 31, 2010, our accumulated deficit was $1,480,403. Our cash flows (used in) operations were $(30,630) and $(3,222) for the years ended December 31, 2010 and 2009, respectively. We have incurred losses from operations and limited cash that raises substantial doubt as to whether we can continue as a going concern.

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

(9)

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

Location and Description

We currently own a three-story building located at 12-14 Osgood Street, Springfield, Massachusetts. The building consists of two family units each with a combined monthly rental rate of $1,400.00.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2010.

(10)

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

HOLDERS.

As of April 11, 2011, there were 69 holders of record of our common stock.

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

(11)

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

During the past three years the Registrant has issued the following securities without registration under the Securities Act of 1933, as amended:

On April 6, 2009, 50,000 common shares were issued to a party related under common ownership in exchange for a $5,000 in service rendered.

(12)

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

Revenues (for the years ended December 31, 2010 and 2009).

Revenues increased $6,182 or approximately 58% to $16,845 for the year ended December 31, 2010, as compared with $10,663 for the year ended December 31, 2009. Our revenues consisted of rentals on residential rental properties located at 12-14 Osgood Street in Springfield, Massachusetts.

All sales transactions were with unrelated parties.

Cost of Sales (for the years ended December 31, 2010 and 2009).

None.

Expenses (for the years ended December 31, 2010 and 2009).

Operating expenses for the years ended December 31, 2010 and 2009 were $77,774 and $5,799, respectively. The increase was mainly due to the $63,531 consulting fees that were expensed in 2010.

We do not have any lease agreements for our principal office and do not currently have any employment agreements.

Income Taxes (for the years ended December 31, 2010 and 2009).

We had no provision for income taxes for the year ended December 31, 2010 and 2009, respectively, due to our net loss.

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

Income/Losses (for the years ended December 31, 2010 and 2009).

We had a net loss of $136,164, or $.01 per common share for the year ended December 31, 2010. This compares to a net loss of $12,111 for the year ended December 31, 2009. The decreases in net losses are attributable to the change in fair value of derivative liability.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

(13)

Liquidity and Capital Resources (for the years ended December 31, 2010 and 2009).

Cash flows (used in) operations were $(2,020) and $(3,222) for the years ended December 31, 2010 and 2009, respectively. Cash flows used in operations during 2010 were due primarily to the change in fair value of derivative liabilities, offset by depreciation, amortization of debt discount, decrease in prepaid expense, and increase in accounts payable and accrued expense. Cash flows used in operations during 2009 were due primarily to the net loss of $12,111, offset by stock issued for services and the non-cash expense in depreciation.

There was no cash flow from investing activities during the two years ended December 31, 2010 and 2009.

Cash flows provided by financing activities were $(1,776) during the year ended December 31, 2010, compared to cash flows of $3,275 provided by financing activities for the year ended December 31, 2009.

Cash flows from financing activities in 2010 were due to principal repayment of $1,776 for the long term debt. Cash flows from financing activities in 2009 were due to capital contribution of $4,660, offset by the principal repayment of $1,385 for the long-term debt.

Overall, we have funded our cash needs from inception through December 31, 2010 with a series of equity and debt transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

We had cash on hand of only $297 and a working capital deficit of $149,143 as of December 31, 2010. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during 2011 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2011 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

(14)

Going concern

As shown in the accompanying audited financial statements, the Company has suffered recurring losses from operations to date. It experienced losses of $136,164 and $12,111 during 2010 and 2009, respectively. The Company had a net deficiency of $1,480,403 as of December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation and amortization policies on property and equipment and valuation allowances on deferred income tax losses. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

Revenue from the performance of services or sale of products is recognized in accordance with ASC-605 codification standards. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectability is assured.

(15)

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB codification standards. The standard requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted FASB codification regarding the required tax asset benefit computations for net operating losses carry forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. The Company utilizes various types of financing to fund our business needs, including convertible notes with warrants attached and other instruments not indexed to our stock. The Company is required to record its derivative instruments at their fair value. Changes in the fair value of derivatives are recognized in earnings in accordance with ASC 815.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS

The report of the independent Registered Public Accounting Firm appears on page 25 and financial statements and notes to financial statements appear on page 26-40.

(16)

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM 18

CONSOLIDATED BALANCE SHEETS……………………………………….….… 19

CONSOLIDATED STATEMENTS OF OPERATIONS……………………………. 20

CONSOLIDATED STATEMENTS OF CASH FLOWS…………………………..… 21

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT………….….. 22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS…………………….... 23-31

(17)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bluesky Systems, Corp.

We have audited the accompanying balance sheets of Bluesky Systems, Corp. as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bluesky Systems, Corp. as of December 31, 2010 and 2009, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note E to the financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 11, 2011

(18)

BLUESKY SYSTEMS, CORP.
Consolidated Balance Sheets
At December 31, 2010 and December 31, 2009
	12/31/2010	12/31/2009
Assets:		(Restated)
Current assets
Cash	$297	$53
Prepaid consulting expense	26,469	—

Total current assets	26,766	53

Fixed assets
Property and equipment	105,000	105,000
Accumulated depreciation	(8,426)	(4,537)

Total fixed assets	96,574	100,463

Total assets	$123,340	$100,516

Liabilities and Stockholders' (Deficit)
Current liabilities
Accounts payable and accrued expenses	$15,610	$8,500
Accounts payable - related party	5,000	5,000
Accrued interest payable	2,536	—
Derivative liability	134,900	—
Current portion of notes payable-related party	1,645	1,506
Convertible note, net of discount of $73,782	16,218	—

Total current liabilities	175,909	15,006

Long-term notes payable - related party	100,379	102,294

Total liabilities	276,288	117,300

Stockholders' (Deficit)
Common stock, (50,000,000 shares authorized, 25,548,933
shares issued and outstanding, par value $.001 per share)	25,549	25,549
Additional paid-in capital	1,301,906	1,301,906
Retained deficit	(1,480,403)	(1,344,239)

Total stockholders' (deficit)	(152,948)	(16,784)

Total liabilities and stockholders' (deficit)	$123,340	$100,516

The accompanying notes are an integral part of these consolidated financial statements

(19)

BLUESKY SYSTEMS, CORP.
Consolidated Statements of Operations
For the Years Ended December 31, 2010 and 2009

	Year Ended	Year Ended
	12/31/2010	12/31/2009
		(Restated)
Rental income	$16,845	$10,663

Total revenue	16,845	10,663

Selling, general and administrative expenses	77,774	5,799
Depreciation	3,889	3,889
Total expenses	81,663	9,688

Net ordinary income (loss)	(64,818)	975

Other income (expense):
Change in fair value of derivative liability	(44,900)	—
Interest expense	(26,446)	(13,086)
Total other income (expense)	(71,346)	(13,086)

Net income (loss)	$(136,164)	$(12,111)

Net income (loss) per share, basic and fully diluted	$0.01	$ *

Weighted Average Common Shares Outstanding	25,548,933	25,523,933

* = Less than $.01 per share

The accompanying notes are an integral part of these consolidated financial statements

(20)

BLUESKY SYSTEMS, CORP.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	Year Ended	Year Ended
	12/31/2010	12/31/2009
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(136,164)	$(12,111)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Stock issued for services	—	5,000
Debt issued for services	32,650	—
Change in fair value of derivative liabilities	44,900	—
Depreciation	3,889	3,889
Amortization of debt discount	16,218	—
Changes in operating assets and liabilities
Prepaid expense	30,881	—
Accounts payable	7,110	—
Accrued expense	2,536	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,020	(3,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital	—	4,660
Principal repayments of long term debt	(1,776)	(1,385)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,776)	3,275

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	244	53

CASH AND CASH EQUIVALENTS:
Beginning of year	53	—

End of year	$297	$53

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the year for interest	$7,692	$12,523

Cash paid during the year for income taxes	$—	$—

NON-CASH FINANCING ACTIVITIES
Derivative liability	$90,000	$—
The accompanying notes are an integral part of these consolidated financial statements

(21)

BLUESKY SYSTEMS, CORP.
Consolidated Statement of Stockholders' Deficit
For the Years Ended December 31, 2010 and 2009

	Common
	Stock		Additional
	(Par Value	Common	Paid in	Retained	Stockholders' equity
	$.001)	Shares	Capital	(Deficit)	(Deficit)

Balances, December 31, 2008	$25,499	25,498,933	$1,292,296	$(1,332,128)	$(14,333)

Capital contribution			4,660		4,660
Stock Issued for Services	50	50,000	4,950	—	5,000

Net loss for the year	—	—	—	(12,111)	(12,111)

Balances, December 31, 2009	$25,549	25,548,933	$1,301,906	$(1,344,239)	$(16,784)

Net loss for the year	—	—	—	(136,164)	(136,164)

Balances, December 31, 2010	$25,549	25,548,933	$1,301,906	$(1,480,403)	$(152,948)

The accompanying notes are an integral part of these consolidated financial statements

(22)

BLUESKY SYSTEMS CORP.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Basis of Presentation—The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund its operations and debt obligations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation—The consolidated financial statements include the accounts of BlueSky System Corp. and its wholly-owned operating subsidiary, School Street Second Corp.  All inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2010 and 2009

Management’s Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition— The Company’s revenue is derived from rental income from 2 leases. The expired leases are considered month-to-month leases. In accordance with section 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying December 31, 2010 consolidated balance sheet. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue is recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

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

Advertising Costs—Advertising costs are expensed as incurred. Advertising expense totaled $-0- and $-0- for the years ended December 31, 2010 and 2009, respectively.

(23)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Loss per Common Share— Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2010.

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

Non-Recurring fair value metrics:

Level 1 – None

Level 2 – None

Level 3 – Derivative Liability	Fair value on grant date 09/17/2010	$149,961
	Total change in derivative liability	(15,061)
	Fair value on 12/31/2010	$134,900

(24)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Stock Based Transactions— The Company acquires nonmonetary assets including goods for its common stock. The goods are recorded at the fair value of the nonmonetary asset exchanged or at an independent quoted market price for items exchanged.

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. During 2010 and 2009, Accounts Receivable in the amounts of $-0- and $-0- were deemed uncollectible and were written off to Bad Debt Expense. No accounts receivable allowance was deemed necessary. As of December 31, 2010 and 2009, the Company’s Accounts Receivable balance was $-0-.

Impairment of Long-Lived Assets— The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended December 31, 2010 and 2009.

Property and Equipment—Property and equipment are stated at cost.  Depreciation of property and equipment is computed for financial statement purposes using the straight-line method over a 27.5 year estimated useful life of the assets.

Recent Accounting Pronouncements — The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In December 2010, the FASB Accounting Standards Update 2010-29 Business Combinations Topic 805, which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption did not have an impact on the Company’s financial position and results of operations.

(25)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Recent Accounting Pronouncements (Cont.) -

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard will become effective on January 1, 2011.

(26)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Recent Accounting Pronouncements (Cont.) -

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

NOTE B—PROPERTY AND EQUIPMENT

Property and equipment— Property and equipment are stated at cost.  Depreciation of property and equipment is computed for financial statement purposes using the straight-line method over a 27.5 year estimated useful life of the assets.

As of December 31, 2010, the Company had the following depreciable assets:

Asset	Cost	Accumulated Depreciation	Book Value	Estimated Life	Estimated Annual Depreciation
Rental Property	$ 105,000	$ 8,426	$ 96,574	27.5	$ 3,889

As of December 31, 2009, the Company had the following depreciable assets:

Asset	Cost	Accumulated Depreciation	Book Value	Estimated Life	Estimated Annual Depreciation
Rental Property	$ 105,000	$ 4,537	$ 100,463	27.5	$ 3,889

(27)

NOTE C—INCOME TAXES

The Company’s provision for income taxes was $0 for the years ended December 31, 2010 and 2009 respectively since the Company incurred net operating losses which have a full valuation allowance through December 31, 2010.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 39% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $109,744. The total valuation allowance is equal to the total deferred tax asset. The valuation allowance decreased by $600 from $43,400 to $42,800 for the year ended December 31, 2010.

The tax effects of significant items comprising the Company’s net deferred taxes as of December 31, 2010 and 2009 were as follows:

2010 2009
Cumulative NOL	$ 109,744 $ 111,282
Total Deferred Tax Asset	42,800 43,400
Valuation Allowance	(42,800) (43,400)
Net Deferred Tax Asset	$ - $ -

No tax benefits have been recorded for the nondeductible (tax) expenses (stock for services) in prior years. The measurement valuation allowance increased $(600) and $2,700 in 2010 and 2009, respectively.

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Income tax computed at the federal statutory rate	34%	34%
Valuation allowance	(34%)	(34%)
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company has approximately $109,744 in carry forwards available through the year 2030.

NOTE D—EQUITY

In 2009, 50,000 common shares were issued to a party related under common ownership in exchange for a $5,000 service rendered. This amount was computed based $0.10 share price from its most recent private placement.

NOTE E—GOING CONCERN

As shown in the accompanying audited consolidated financial statements, the Company has suffered recurring losses from operations to date. It experienced a loss of $12,111 during 2009. The Company had a net deficiency of $1,480,403 as of December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

(28)

NOTE F—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2010 and 2009.

NOTE G—NOTES PAYABLE AND DERIVATIVE LIABILITY

A note payable incurred for the purchase of the rental property consists of the following at December 31, 2010:

Secured Commercial Mortgage to an unrelated party.

Interest bearing 6.875 % with a maturity of June 1, 2007,

Balance at December 31, 2010	$102,024
Less: Short term portion of mortgage payable	(1,645)
Long term portion of mortgage payable	$100,379

The aggregate amount of long-term debt at December 31, 2010 maturing during each of the succeeding five years and thereafter is as follows:

For the year ending	Amount

2011	$1,645
2012	$1,368
2013	$1,465
2014	$1,569
Thereafter	$95,977
Total	$102,024

An unsecured note payable for SEC compliance services rendered during the year and for the upcoming year end in the amount of $90,000 was incurred during 2010. Included in the accompanying consolidated balance sheets at December 31, 2010 is $26,469 in prepaid consulting services awaiting future matching as services will be performed in the upcoming year-end filings. $63,531 in expense is included in the accompanying consolidated statements of operations for the 2010 period. The promissory note carries an annual interest rate of 5% and is due on June 30, 2011 to an unrelated consulting firm. There is $2,536 in accrued interest payable at December 31, 2010. The note carries an option to the holder of converting the note into equity at a price of $.25 per share or 50% of the then bid price at the date of issuance of such stock, whichever is less.

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

The Company valued the conversion features in its convertible notes using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return ranging from 0.26% to 0.29%, grant dates at 9/17/2010 of stock warrants, the term of convertible note, conversion prices is lesser of 1) $0.25, or 2) 50% of stock bid price at date of note issuance, current stock prices on the measurement date ranging from $0.01 to $0.10, and the computed measure of the Company’s stock volatility, ranging from 255.00% to 266.90%.

Included in the December 31, 2010 financial statements is a derivative liability in the amount of $134,900 to account for this transaction. There were no balances in prior periods since this liability arose in 2010. It will be revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Included in our Consolidated Statements of Operations for the year ended December 31, 2010 are $44,900 in change of fair value of derivative and $16,218 of debt discount amortization in non-cash charges pertaining to the derivative liability as it pertains to the gain on derivative liability and debt discount, respectively.

(29)

NOTE H—CORRECTION OF ERRORS AND RESTATEMENTS

The Company has restated its balance sheet and statement of operations at December 31, 2009 to correct errors in its accounting. On the balance sheet, the accounts payable –related party of $5,000 was identified and included. The current portion of mortgage payable was corrected from $1,193 to $1,506, and the long term mortgage payable was changed from $102,044 to $102,294. On the statement of operations, the total revenue, selling, general and administrative expenses, and interest expense were corrected. The net effect of the adjustments was to increase the net loss for the year by $5,223.

NOTE H—CORRECTION OF ERRORS AND RESTATEMENTS (CONT.)

Balance Sheet

BLUESKY SYSTEMS, CORP.
Consolidated Balance Sheets
December 31, 2009
	December 31, 2009
Assets	Restated	Adjustments	As File
Current assets
Cash	$53	$—	$53
Prepaid consulting expense	—	—	—

Total current assets	53	—	53

Fixed assets
Property and equipment	105,000	—	105,000
Accumulated depreciation	(4,537)	—	(4,537)

Total fixed assets	100,463	—	100,463

Total assets	$100,516	$—	$100,516

Liabilities and Stockholders' (Deficit)
Current liabilities
Accounts payable and accrued expenses	$8,500	$—	$8,500
Accounts payable - related party	5,000	5,000
Accrued interest payable	—	—	—
Derivative liability	—	—	—
Current portion of notes payable	1,506	313	1,193

Total current liabilities	15,006	5,313	9,693

Long-term notes payable	102,294	250	102,044

Total liabilities	117,300	5,563	111,737

Stockholders' (Deficit)
Common stock, (50,000,000 shares authorized, 25,548,933
shares issued and outstanding, par value $.001 per share)	25,549	—	25,549
Additional paid-in capital	1,301,906	62,886	1,239,020
Retained deficit	(1,344,239)	(68,449)	-1,275,790

Total stockholders' (deficit)	(16,784)	(5,563)	(11,221)

Total liabilities and stockholders' (deficit)	$100,516	$—	$100,516

The accompanying notes are an integral part of these consolidated financial statements

(30)

NOTE H—CORRECTION OF ERRORS AND RESTATEMENTS (CONT.)

Statements of Operations

BLUESKY SYSTEMS, CORP.
Consolidated Statements of Operations
For the Year 2009
	For the year ended December 31, 2009
	Restated	Adjustments	As Filed

Rental income	$10,663	$(6,610)	$17,273

Total revenue	10,663	(6,610)	17,273

Selling, general and administrative expenses	5,799	(1,950)	7,749
Bad debts	—	—	—
Depreciation	3,889	—	3,889
Total expenses	9,688	(1,950)	11,638

Net ordinary income	975	(4,660)	5,635

Other income (expense):
Change in fair value of derivative liability	—	—	—
Loss on Derivative Liability	—	—	—
Interest expense	(13,086)	(563)	(12,523)
Total other income (expense)	(13,086)	(563)	(12,523)

Net income (loss)	$(12,111)	$(5,223)	$(6,888)

Net income (loss) per share, basic and fully diluted	$ *	$ *	$ *

Weighted Average Common Shares Outstanding	25,523,933	—	25,523,933

(31)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 23, 2010, we filed an 8-K noting that the client-auditor relationship between us and Traci J. Anderson, CPA (the "Former Auditor") was terminated upon the dismissal of the Former Auditor as our independent registered accounting firm. Effective September 19, 2010, we engaged  M&K, CPA’s, PLLC ("M&K") as our principal independent public accountant to audit our consolidated financial statements for the years ending December 31, 2010 and 2009. The decision to change accountants was recommended and approved by our Board of Directors, effective September 19, 2010, and was necessitated as a result of the revocation of the registration of the Former Auditors by the Public Company Accounting Oversight Board (“PCAOB”) for violations of rules and auditing standards in auditing financial statements, PCAOB rules and quality control standards.

ITEM 9A. CONTROLS AND PROCEDURES

The chief executive officer and the chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e); collectively, "Disclosure Controls") as of the end of the period covered by this annual report (the "Evaluation Date") have concluded that as of the Evaluation Date, our Disclosure Controls were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has determined that as of the Evaluation Date, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. A clear and concise segregation of duties is important to maximize checks and balances so that no single individual has control over two or more phases of a transaction or operation. A strong segregation of duty also is critical to reduce effectively the risk of mistakes and inappropriate actions preventing fraud and discourages collusion. It can be difficult for small businesses to always have a clear separation of duties because there simply are not enough personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure as well. Because we have limited financial personnel, and limited resources, compliance with segregation of duties and proper oversight of control requirements is extremely difficult In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are a non-accelerated filer and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending December 31, 2010. Although we are working to comply with these requirements, we have limited financial personnel, making compliance with Section 404 – especially with segregation of duty control requirements – very difficult and cost ineffective, if not impossible. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

(32)

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

(33)

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

(34)

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

 ITEM 11. EXECUTIVE COMPENSATION

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of Bluesky Systems, Corp. during the years 2010, 2009, and 2008. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Duane Bennett, our President, Secretary and Director.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Duane Bennett President, Secretary and Director	2010 2009 2008	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

(35)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following tables set forth the ownership, as of March 29, 2011, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

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

(36)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 6, 2009, 50,000 common shares were issued to a party related under common ownership in exchange for a $5,000 in service rendered.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, M&K, CPA’s, PLLC ("M&K ") for our audit of the annual financial statements for the years ended December 31, 2010 and 2009. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2010		2009
	M&K		M&K

Audit Fees (1)	$2,500	(2)	$2,500
Audit-Related Fees (3)			--
Tax Fees (4)			--
All Other Fees (5)			--
Total Accounting Fees and Services	$2,500		$2,500

(37)

(1)

Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for M&K relate to services in connection with consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by M&K were pre-approved by our Board of Directors.

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

    (a) On December 31, 2010, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

    (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

(38)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of BlueSky Systems, Corp. are included in Part II, Item 8:

Balance Sheets at December 31, 2010 and 2009

Statements of Operations - for the years ended December 31, 2010 and 2009

Statements of Cash Flows - for the years ended December 31, 2010 and 2009

Statements of Stockholders’ Deficit - for the years ended December 31, 2010 and 2009

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

On July 30, 2010, we filed a current report in Form 8-k to announce the termination of the the Plan of Exchange Agreement, dated January 12, 2010, between Bluesky Systems Corp., a Pennsylvania corporation (including its successors and assigns, “BSKS” or “Registrant” or “Company”); Duane Bennett, the President of BSKS (“Mr. Bennett”), China Folk Tourism Co., Ltd., a company organized and existing under the laws of the British Virgin Islands (including its successors and assigns “CFT”), and the shareholders of CFT (the “CFT Shareholders”).

Effective September 23, 2010, we filed an 8-K noting that the client-auditor relationship between us and Traci J. Anderson, CPA (the "Former Auditor") was terminated upon the dismissal of the Former Auditor as our independent registered accounting firm. Effective September 19, 2010, we engaged  M&K, CPA’s, PLLC ("M&K") as another principal independent public accountant to audit our consolidated financial statements for the years ending December 31, 2010 and 2009. The decision to change accountants was recommended and approved by our Board of Directors, effective September 19, 2010, and was necessitated as a result of the revocation of the registration of the Former Auditors by the Public Company Accounting Oversight Board (“PCAOB”) for violations of rules and auditing standards in auditing financial statements, PCAOB rules and quality control standards.

(39)

 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

BLUESKY SYSTEMS, CORP.

Date: April 11, 2011	By:	/s/ Duane Bennett
Duane Bennett
President