Form 10-Q
period 2011-03-31
BLUESKY SYSTEMS CORP
filed 2011-05-19
CIK 1310893

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Number of shares of common stock outstanding as of May 17, 2011: 25,548,933

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

(1)

(2)

ITEM 1. FINANCIAL STATEMENTS

INDEX TO BLUESKY SYSTEMS CORP. CONSOLIDATED FINANCIAL STATEMENTS

BLUESKY SYSTEMS CORPORATION PAGE

Consolidated Balance Sheets 4

Consolidated Statements of Operations 5

Consolidated Statement of Stockholders’ Deficit 6

Consolidated Statements of Cash Flows 7

Notes to Consolidated Financial Statements 8

(3)

BLUESKY SYSTEMS, CORP.
Consolidated Balance Sheets
At March 31, 2011 and December 31, 2010

	(Unaudited)	(Audited)
Assets:	3/31/2011	12/31/2010
Current assets
Cash	$128	$297
Prepaid consulting expense	—	26,469

Total current assets	128	26,766

Fixed assets
Property and equipment	105,000	105,000
Accumulated depreciation	(9,398)	(8,426)

Total fixed assets	95,602	96,574

Total assets	$95,730	$123,340

Liabilities and Stockholders' (Deficit)
Current liabilities
Accounts payable and accrued expenses	$19,410	$15,610
Accounts payable - related party	5,000	5,000
Accrued interest payable	3,661	2,536
Derivative liability	141,685	134,900
Current portion of notes payable - related party	1,645	1,645
Convertible note, net of discounts of $52,236 and $73,782, respectively	37,764	16,218

Total current liabilities	209,165	175,909

Long-term notes payable - related party	99,956	100,379

Total liabilities	309,121	276,288

Stockholders' (Deficit)
Common stock, (50,000,000 shares authorized, 25,548,933 shares issued
and outstanding, par value $.001 per share)	25,549	25,549
Additional paid-in capital	1,301,906	1,301,906
Retained deficit	(1,540,846)	(1,480,403)

Total stockholders' (deficit)	(213,391)	(152,948)

Total liabilities and stockholders' (deficit)	$95,730	$123,340

The accompanying notes are an integral part of these consolidated financial statements

(4)

BLUESKY SYSTEMS, CORP.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2011 and 2010

	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended
	03/31/2011	03/31/2010

Rental income	$4,019	$4,759

Total revenue	4,019	4,759

Selling, general and administrative expenses	32,283	416
Depreciation	972	972
Total expenses	33,255	1,388

Net ordinary income	(29,236)	3,371

Other income (expense):
Change in fair value of derivative liability	(6,785)	—
Interest expense	(24,422)	(3,041)
Total other income (expense)	(31,207)	(3,041)

Net income (loss)	$(60,443)	$330

Net income (loss) per share, basic and fully diluted	$ *	$ *

Weighted Average Common Shares Outstanding	25,548,933	25,548,933

* = Less than $.01 per share

The accompanying notes are an integral part of these consolidated financial statements

(5)

BLUESKY SYSTEMS, CORP.
Consolidated Statement of Stockholders' Deficit
For the Three Months Ended March 31, 2011

	Common
	Stock		Additional
	(Par Value	Common	Paid in	Retained	Total
	$.001)	Shares	Capital	(Deficit)	Equity

Balances, December 31, 2010	$25,549	25,548,933	$1,301,906	$(1,480,403)	$(152,948)

Net loss for the three months ended March 31, 2011 (unaudited)	—	—	—	(60,443)	(60,443)

Balances, March 31, 2011 (unaudited)	$25,549	25,548,933	$1,301,906	$(1,540,846)	$(213,391)

The accompanying notes are an integral part of these consolidated financial statements

(6)

BLUESKY SYSTEMS, CORP.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010

	(unaudited)	(unaudited)
	Three Months	Three Months
	Ended	Ended
	03/31/2011	03/31/2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(60,443)	$330
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in fair value of derivative liability	6,785	—
Depreciation	972	972
Amortization of debt discount	21,546	—
Changes in operating assets and liabilities
Prepaid expense	26,469	—
Accounts payable and accrued expenses	3,800	—
Accrued interest payable	1,125	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	254	1,302

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of long term debt	(423)	(298)
NET CASH (USED IN) FINANCING ACTIVITIES	(423)	(298)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(169)	1,004

CASH AND CASH EQUIVALENTS:
Beginning of period	297	53

End of period	$128	$1,057

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for interest	$1,751	$3,041

Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

(7)

BLUESKY SYSTEMS, CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2011 (unaudited)

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

Revenue Recognition—The Company’s revenue is derived from rental income from 4 leases. The expired leases are considered month-to-month leases. In accordance with section 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying March 31, 2011 balance sheet. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue is recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

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

Advertising Costs—Advertising costs are expensed as incurred. Advertising expense totaled $-0- and $-0- for the three and three months ended March 31, 2011 and 2010, respectively.

Loss per Common Share— Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2011.

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

Recurring fair value metrics:

Level 1 – None

Level 2 – None

Level 3 – Derivative Liability - $141,685

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. During 2011 and 2010 interim periods, Accounts Receivable in the amounts of $-0- and $-0- were deemed uncollectible and were written off to Bad Debt Expense. As of March 31, 2011, the Company’s accounts receivable balance was $-0-.

(8)

BLUESKY SYSTEMS, CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2011(unaudited)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Property and Equipment—Property and equipment are stated at cost.  Depreciation of property and equipment is computed for financial statement purposes using the straight-line method over a 27.5 year estimated useful life of the assets.

Impairment of Long-Lived Assets— The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2011.

Recent Accounting Pronouncements — The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

 FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard

Recent Accounting Pronouncements (cont.)

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

As a result of the Company’s implementation of the Codification during the three months ended March 31, 2011, previous references to new accounting standards and literature are no longer applicable. In the current annual consolidated financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

(9)

BLUESKY SYSTEMS, CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2011(unaudited)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Recent Accounting Pronouncements (cont.)

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

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company adopted SFAS No. 167 in fiscal 2010 and there was no material impact on the Company’s financial statements.

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2011 and 2010 are summarized as follows:

Cash paid during the period for interest and income taxes:

	2011	2010
Income Taxes	$—	$—
Interest	$1,751	$3,041

NOTE C—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there from, there is no provision for current or deferred federal or state income taxes for the three months ended March 31, 2011 and 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010
Total Deferred Tax Asset	$56,400	$42,800
Valuation Allowance	(56,400)	(42,800)
Net Deferred Tax Asset	$—	$—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the three months ended March 31, 2011 and 2010 is as follows:

(10)

BLUESKY SYSTEMS, CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2011(unaudited)

NOTE C—INCOME TAXES (CONT’)

	2011	2010
Income tax computed at the federal statutory rate	34%	34%
Valuation allowance	34%	34%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company has approximately $166,000 in carry forwards available through the year 2030.

NOTE D—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered recurring losses from operations to date. It experienced losses of $60,443 during the three months ended March 31, 2011. The Company had a net working capital deficiency and a net deficiency of $209,037 and $1,540,846, respectively, as of March 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE E—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2011 and 2010.

(11)

BLUESKY SYSTEMS, CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2011(unaudited)

NOTE F—NOTES PAYABLE AND DERIVATIVE LIABILITY

A note payable incurred for the purchase of the rental property consists of the following at March 31, 2011:

Secured Commercial Mortgage to an unrelated party.

Interest bearing 6.875 % with a maturity of June 1, 2037,

Balance at March 31, 2011	$101,601
Less: Short term portion of mortgage payable	(1,645)
Long term portion of mortgage payable	$99,956

The aggregate amount of long-term debt at March 31, 2011 maturing during each of the succeeding five years and thereafter is as follows:

For the year ending	Amount

2011	$1,645
2012	$1,368
2013	$1,465
2014	$1,569
2015	$1,680
Thereafter	$93,874
Total	$101,601

An unsecured convertible note payable for SEC compliance services rendered during the quarter and for the upcoming year end in the amount of $90,000 was incurred during 2010. Included in the accompanying consolidated balance sheets at December 31, 2010 is $26,469 in prepaid consulting services which were matched with services performed in the year-end filings during the three months ended March 31, 2011. Accordingly, $26,469 in expense is included in the accompanying statements of operations for the three months ended March 31, 2011. The promissory note carries an annual interest rate of 5% and is due on June 30, 2011 to an unrelated consulting firm. There is $3,661 in accrued interest payable at March 31, 2011. The note carries an option to the holder of converting the note into equity at a price of $.25 per share or 50% of the then bid price at the date of issuance of such stock, whichever is less.

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

The Company valued the conversion features in its convertible notes using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return ranging from 0.26% to 0.30%, grant dates of stock warrants, the term of the stock warrants, conversion prices ranging from $0.0005 to $0.05, current stock prices on the measurement date ranging from $0.01 to $0.1, and the computed measure of the Company’s stock volatility, ranging from 254.77% to 405.59%.

Included in the March 31, 2011 is a derivative liability in the amount of $141,685 to account for this transaction. This liability arose in the third quarter of 2010 and the balance was $ 134,900 as of December 31, 2010. It will be revalued quarterly henceforth and adjusted as a gain or loss to the statements of operations depending on its value at that time.

Included in our Statements of Operations for the three months ended March 31, 2011 are $6,785 and $21,546 in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

NOTE G—PROPERTY AND EQUIPMENT

Property and equipment— Property and equipment are stated at cost.  Depreciation of property and equipment is computed for financial statement purposes using the straight-line method over a 27.5 year estimated useful life of the assets.

As of March 31, 2011, the Company had the following depreciable assets:

Asset	Cost	Accumulated Depreciation	Book Value	Estimated Life	Estimated Annual Depreciation
Rental Property	$ 105,000	$ 9,398	$ 95,602	27.5	$ 3,889

(12)

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

(13)

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

(14)

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

(15)

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

(16)

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

(17)

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

EMPLOYEES

With the exception of Duane Bennett and Pablo Torres we have no employees. We have no employment agreements with any of our management. We do not anticipate hiring any additional employees in the next 12 months.

(18)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Revenues (for the Three Months Ended March 31, 2011 and 2010).

Revenues decreased $740 to $4,019 for the three months ended March 31, 2011, as compared with $4,759 for the three months ended March 31, 2010. Revenues consisted of rentals on residential rental properties. We had four leases, of which three expired in May 2006. The expired leases are now considered month-to-month leases. The increase in revenues is attributable to the rental rates and vacancy rates of the School Street property which was sold and the acquisition of the Osgood Street property.

All sales transactions were with unrelated parties.

Cost of Sales (for the Three Months Ended March 31, 2011 and 2010).

None.

Expenses (for the Three Months Ended March 31, 2011 and 2010).

Operating expenses for the three months ended March 31, 2011 increased $31,867 to $33,255 from $1,388 for the three months ended March 31, 2010. The increase in expenses through the three months ended March 31, 2011 was due to increased selling, general and administrative expenses in the amount of $32,283 attributable to the new consulting contract for accounting service we received.

We do not have any lease agreements for our principal office and do not currently have any employment agreements.

Income Taxes (for the Three Months Ended March 31, 2011 and 2010).

We had no provision for income taxes for the three months ended March 31, 2011 and 2010, respectively, due to our net loss.

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

Income/Losses (for the Three and Nine Months Ended March 31, 2011 and 2009).

We had a net loss of $60,443, or less than $0.01 per common share for the three months ended March 31, 2011. This compares to a net income of $330, or less than $.01 per common share for the three months ended March 31, 2010. The net loss is attributable to the increase in general and administrative expenses as mentioned above, the increase in interest expense and a change in fair value of derivative liability.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the Three Months Ended March 31, 2011 and 2010).

Cash flows provided by operations were $254 and $1,302 for the three months ended March 31, 2011 and 2010, respectively. The positive cash flow in 2010 is attributable to non-cash charges exceeding net loss.

We had no cash flows provided by investing activities for the three months ended March 31, 2011 and 2010.

Cash flows used in financing activities were $(423) and $(298) for the three months ended March 31, 2011 and 2010, respectively. Cash flows used in these periods were due primarily to repayments on notes payable on our income producing rental property.

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

(19)

We had cash on hand of $128 and a working capital deficit of $209,037 as of March 31, 2011. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during 2011 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2011 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Going concern

As shown in the accompanying financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $1,540,846 as of March 31, 2011. These factors raise substantial doubt about our ability to continue as a going concern.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2011. Management is in the process of identifying deficiencies with respect to the Company's disclosure controls and procedures in order to implement corrective measures.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(20)

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of the Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (one individual) as appropriate, to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (one individual), of the Company's disclosure controls and procedures. Based on this evaluation, Duane Bennett, the Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were not were not effective as of March 31, 2011. Management is in the process of identifying deficiencies with respect to the Company's disclosure controls and procedures in order to implement corrective measures.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(21)

PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2010.

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

(22)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUESKY SYSTEMS, CORP. (Registrant)

Date: May 17, 2011	By:	Duane Bennett
Duane Bennett President, Chief Executive Officer, and Chief Financial Officer