Form 10-Q
period 2011-06-30
BLUESKY SYSTEMS CORP
filed 2011-08-18
CIK 1310893

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Number of shares of common stock outstanding as of August 12, 2011: 25,548,933

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

(1)

ITEM 1. FINANCIAL STATEMENTS

(2)

BLUESKY SYSTEMS, CORP.

Consolidated Balance Sheets

At June 30, 2011 and December 31, 2010

	(Unaudited)	(Audited)
Assets:	6/30/2011	12/31/2010
Current assets
Cash	$—	$297
Prepaid consulting expense	—	26,469

Total current assets	—	26,766

Fixed assets
Property and equipment	105,000	105,000
Accumulated depreciation	(10,370)	(8,426)

Total fixed assets	94,630	96,574

Total assets	$94,630	$123,340

Liabilities and Stockholders' (Deficit)
Current liabilities
Accounts payable and accrued expenses	$22,160	$15,610
Accounts payable - related party	5,000	5,000
Accrued interest payable	4,786	2,536
Derivative liability	142,029	134,900
Current portion of notes payable - related party	1,645	1,645
Convertible note, net of discounts of $-0- and $73,782, respectively	90,000	16,218

Total current liabilities	265,620	175,909

Long-term notes payable - related party	99,669	100,379

Total liabilities	365,289	276,288

Stockholders' (Deficit)
Common stock, (50,000,000 shares authorized, 25,548,933 shares issued
and outstanding, par value $.001 per share)	25,549	25,549
Additional paid-in capital	1,301,906	1,301,906
Retained deficit	(1,598,114)	(1,480,403)

Total stockholders' (deficit)	(270,659)	(152,948)

Total liabilities and stockholders' (deficit)	$94,630	$123,340

 The accompanying notes are in intergral part of these consolidated financial statements

(3)

BLUESKY SYSTEMS, CORP.

Consolidated Statement of Operations

For Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	06/30/2011	06/30/2010	06/30/2011	06/30/2010

Rental income	$4,127	$4,993	$8,146	$9,752

Total revenue	4,127	4,993	8,146	9,752

Selling, general and administrative expenses	5,555	2,782	37,838	3,198
Depreciation	972	972	1,944	1,944
Total expenses	6,527	3,754	39,782	5,142

Net ordinary income	(2,400)	1,239	(31,636)	4,610

Other income (expense):
Change in fair value of derivative liability	(344)	—	(7,129)	—
Interest expense	(54,524)	(2,973)	(78,946)	(6,014)
Total other income (expense)	(54,868)	(2,973)	(86,075)	(6,014)

Net (loss)	$(57,268)	$(1,734)	$(117,711)	$(1,404)

Net (loss) per share, basic and fully diluted	$ *	$ *	$ *	$ *

Weighted Average Common Shares Outstanding	25,548,933	25,548,933	25,548,933	25,548,933

* = Less than $.01 per share

The accompanying notes are in intergral part of these consolidated financial statements

(4)

BLUESKY SYSTEMS, CORP.

Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Six Months Ended	Six Months Ended
	06/30/2011	06/30/2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(117,711)	$(1,404)
Adjustments to reconcile net (loss) to net cash provided by
operating activities:
Change in fair value of derivative liability	7,129	—
Depreciation	1,944	1,944
Amortization of debt discount	73,782	—
Prepaid expense	26,469	—
Accounts payable and accrued expenses	6,550	3
Accrued interest payable	2,250	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	413	543

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of long term notes payable - related party	(710)	(596)
NET CASH (USED IN) FINANCING ACTIVITIES	(710)	(596)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(297)	(53)

CASH AND CASH EQUIVALENTS:
Beginning of period	297	53

End of period	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for interest	$2,914	$6,014

Cash paid during the period for income taxes	$—	$—

The accompanying notes are in intergral part of these consolidated financial statements

(5)

BLUESKY SYSTEMS, CORP.

Consolidated Statement of Stockholders’ Deficit

For the Six Months Ended June 30, 2011

	Common				Total
	Stock		Additional		Stockholders'
	(Par Value	Common	Paid in	Retained	Equity
	$.001)	Shares	Capital	(Deficit)	(Deficit)

Balances, January 1, 2011, audited	$25,549	25,498,933	$1,301,906	$(1,480,403)	$(152,948)

Net loss for the six months ended June 30, 2011	—	—	—	(117,711)	(117,711)

Balances, June 30, 2011, unaudited	$25,549	25,498,933	$1,301,906	$(1,598,114)	$(270,659)

The accompanying notes are in intergral part of these consolidated financial statements

(6)

BLUESKY SYSTEMS, CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2011

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

Revenue Recognition—The Company’s revenue is derived from rental income from 4 leases. The expired leases are considered month-to-month leases. In accordance with section 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying June 30, 2011 balance sheet. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue is recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

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

Advertising Costs—Advertising costs are expensed as incurred. Advertising expense totaled $-0- and $-0- for the three and six months ended June 30, 2011 and 2010, respectively.

Loss per Common Share— Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2011.

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

Fair Value of derivative liability —The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Fair Value Measurements -  On January 1, 2008, the Company adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. Beginning on January 1, 2009, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed

(7)

BLUESKY SYSTEMS, CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2011

 (Unaudited)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Fair Value of derivative liability (Cont.)--

based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

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

Non-Recurring fair value metrics:

Level 1 – None

Level 2 – None

Level 3 – Derivative Liability - $ 142,029

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. During 2011 and 2010 interim periods, Accounts Receivable in the amounts of $-0- and $-0- were deemed uncollectible and were written off to Bad Debt Expense. As of June 30, 2011, the Company’s accounts receivable balance was $-0-.

Impairment of Long-Lived Assets— The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended June 30, 2011.

Recent Accounting Pronouncements Subsequent Events through Consolidation of Variable Interest Entities — The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

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

As a result of the Company’s implementation of the Codification during the six months ended June 30, 2011, previous references to new accounting standards and literature are no longer applicable. In the current annual consolidated financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

(8)

BLUESKY SYSTEMS, CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2011

(Unaudited)

Recent Accounting Pronouncements (cont.)

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

ASC 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the consolidated financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the consolidated financial statements are issued. ASC 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. ASC 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s consolidated financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

ASC 350 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. ASC 350 became effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of ASC 350 did not impact the Company’s consolidated financial statements.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

ASC 810 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. ASC 810 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented ASC 810 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. The adoption of ASC 810 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

ASC 810 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. ASC 810 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company adopted ASC 810 in fiscal 2010 and there was no material impact on the Company’s financial statements.

(9)

BLUESKY SYSTEMS, CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2011

(Unaudited)

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2011 and 2010 are summarized as follows:

Cash paid during the period for interest and income taxes:

	2011	2010

Income Taxes	$	$
Interest	$2,914	$6,014

NOTE C—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there from, there is no provision for current or deferred federal or state income taxes for the three and six months ended June 30, 2011 and 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of June 30, 2011 is as follows:

Total Deferred Tax Asset	$73,400
Valuation Allowance	(73,400)
Net Deferred Tax Asset	$—

The measurement valuation allowance increased $17,000 during the six months ended June 30, 2011.

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the six months ended June 30, 2011 and 2010 is as follows:

	2011	2010

Income tax computed at the federal statutory rate	34%	34%
Valuation allowance	(34%)	(34%)
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company has approximately $216,000 in carry forwards available through the year 2030.

NOTE D—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered recurring losses from operations to date. It experienced losses of $117,711 during the six months ended June 30, 2011. The Company had a net working capital deficiency and a net deficiency of $265,620 and $1,598,114, respectively, as of June 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE E—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2011 and 2010.

NOTE F—NOTES PAYABLE AND DERIVATIVE LIABILITY

A note payable incurred for the purchase of the rental property consists of the following at June 30, 2011:

Secured Commercial Mortgage to an unrelated party.

Interest bearing 6.875 % with a maturity of June 1, 2037,

Balance at June 30, 2011 $101,314

Less: Short term portion of mortgage payable (1,645)

Long term portion of mortgage payable $99,669

(10)

NOTE F—NOTES PAYABLE AND DERIVATIVE LIABILITY (CONT.)

The aggregate amount of long-term debt at June 30, 2011 maturing during each of the succeeding five years and thereafter is as follows:

For the year ending	Amount

2011	$1,645
2012	$1,368
2013	$1,465
2014	$1,569
2015	$1,680
Thereafter	$93,587
Total	$101,314

An unsecured note payable for SEC compliance services rendered during the quarter and for the upcoming year end in the amount of $90,000 was incurred during the prior year. Included in the accompanying consolidated balance sheets at December 31, 2010 is $26,469 in prepaid consulting services which were matched with services performed in the year-end filings during the six months ended June 30, 2011. Accordingly, $26,469 in expense is included in the accompanying statements of operations for the six months ended June 30, 2011. The promissory note carries an annual interest rate of 5% and is due on June 30, 2011 to an unrelated consulting firm. There is $4,786 in accrued interest payable at June 30, 2011. The note carries an option to the holder of converting the note into equity at a price of $.25 per share or 50% of the then bid price at the date of issuance of such stock, whichever is less.

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

The Company valued the conversion features in its convertible notes using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return ranging from 0.03% to 0.30%, grant dates of stock warrants, the term of the stock warrants, conversion prices ranging from $0.005 to $0.008, current stock prices on the measurement date ranging from $0.01 to $0.02, and the computed measure of the Company’s stock volatility, ranging from 254.77% to 385.34%.

Included in the June 30, 2011 is a derivative liability in the amount of $142,029 to account for this transaction. There were no balances in prior periods since this liability arose in the third quarter of 2010. It will be revalued quarterly henceforth and adjusted as a gain or loss to the statements of operations depending on its value at that time.

Included in our Statements of Operations for the six months ended June 30, 2011 are $7,129 and $73,782 in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

NOTE G—PROPERTY AND EQUIPMENT

Property and equipment—Depreciable assets are stated at cost. As of June 30, 2011, the Company had the following depreciable assets:

Asset	Cost	Accumulated Depreciation	Book Value	Estimated Life	Estimated Annual Depreciation
Rental Property	$ 105,000	$ 10,370	$ 94,630	27.5	$ 3,889

(11)

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

As shown in our audited financial statements, we have suffered recurring losses from operations since our inception. We experienced losses of $117,711 and $1,404 during 2011 and 2010, respectively. We also had a total accumulated deficit of $1,598,114 as of June 30, 2011. These factors raise substantial doubt about our ability to continue as a going concern.

(12)

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

(13)

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

(14)

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

(15)

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

(16)

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Revenues (for the Three Months Ended June 30, 2011 and 2010).

Revenues decreased $866 to $4,127 for the three months ended June 30, 2011, as compared with $4,993 for the three months ended June 30, 2010. Revenues consisted of rentals on residential rental properties. We had four leases, of which three expired in May 2006. The expired leases are now considered month-to-month leases. The increase in revenues is attributable to the rental rates and vacancy rates of the School Street property which was sold and the acquisition of the Osgood Street property.

All sales transactions were with unrelated parties.

Revenues (for the Six Months Ended June 30, 2011 and 2010).

Revenues decreased $1,606 to $8,146 for the six months ended June 30, 2011, as compared with $9,752 for the six months ended June 30, 2010. Revenues consisted of rentals on residential rental properties. We had four leases, of which three expired in May 2006. The expired leases are now considered month-to-month leases. The increase in revenues is attributable to the rental rates and vacancy rates of the School Street property which was sold and the acquisition of the Osgood Street property.

All sales transactions were with unrelated parties.

Cost of Sales (for the Three Months Ended June 30, 2011 and 2010).

None.

Cost of Sales (for the Six Months Ended June 30, 2011 and 2010).

None.

Expenses (for the Three Months Ended June 30, 2011 and 2010).

Operating expenses for the three months ended June 30, 2011 increased $2,773 to $6,527 from $3,754 for the three months ended June 30, 2010. The increase in expenses through the three months ended June 30, 2011 was due to increased selling, general and administrative expenses attributable to higher accounting fees for accounting service we received.

We do not have any lease agreements for our principal office and do not currently have any employment agreements.

(17)

Expenses (for the Six Months Ended June 30, 2011 and 2010).

Operating expenses for the six months ended June 30, 2011 increased $34,640 to $39,782 from $5,142 for the three months ended June 30, 2010. The increase in expenses through the six months ended June 30, 2011 was due to increased selling, general and administrative expenses attributable to higher accounting fees for accounting service we received and expiration of a prior period prepaid expense item in 2011.

We do not have any lease agreements for our principal office and do not currently have any employment agreements.

Income Taxes (for the Three Months Ended June 30, 2011 and 2010).

We had no provision for income taxes for the three months ended June 30, 2011 and 2010, respectively, due to our net loss.

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

Income Taxes (for the Six Months Ended June 30, 2011 and 2010).

We had no provision for income taxes for the six months ended June 30, 2011 and 2010, respectively, due to our net loss.

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

Income/Losses (for the Three Months Ended June 30, 2011 and 2010).

We had a net loss of $57,268, or less than $0.01 per common share for the three months ended June 30, 2011. This compares to a net loss of $1,734, or less than $.01 per common share for the three months ended June 30, 2010. The net loss is attributable to the increase in general and administrative expenses as mentioned above, the increase in interest expense and a change in fair value of derivative liability.

Income/Losses (for the Six Months Ended June 30, 2011 and 2010).

We had a net loss of $117,197, or less than $0.01 per common share for the six months ended June 30, 2011. This compares to a net loss of $1,404, or less than $.01 per common share for the three months ended June 30, 2010. The net loss is attributable to the increase in general and administrative expenses as mentioned above, the increase in interest expense and a change in fair value of derivative liability.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the Six Months Ended June 30, 2011 and 2010).

Cash flows provided by operations were $413 and $543 for the six months ended June 30, 2011 and 2010, respectively. The positive cash flow in 2011 and 2010 is attributable to non-cash charges exceeding net loss.

We had no cash flows provided by investing activities for the six months ended June 30, 2011 and 2010.

Cash flows used in financing activities were $(710) and $(596) for the six months ended June 30, 2011 and 2010, respectively. Cash flows used in these periods were due primarily to repayments on notes payable on our income producing rental property.

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

(18)

 Liquidity and Capital Resources (for the Six Months Ended June 30, 2011 and 2010) -- Con’t

We had cash on hand of $-0- and a working capital deficit of $265,620 as of June 30, 2011. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during 2011 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2011 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Going concern

As shown in the accompanying financial statements, we have suffered recurring losses from operation to date. We have a retained deficit of $1,598,114 as of June 30, 2011. These factors raise substantial doubt about our ability to continue as a going concern.

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

(19)

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2011. Management is in the process of identifying deficiencies with respect to the Company's disclosure controls and procedures in order to implement corrective measures.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (one individual), of the Company's disclosure controls and procedures. Based on this evaluation, Duane Bennett, the Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were not were not effective as of June 30, 2011. Management is in the process of identifying deficiencies with respect to the Company's disclosure controls and procedures in order to implement corrective measures.

(20)

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

31.1 CEO Certification Pursuant to Section 302

31.2 CFO Certification Pursuant to Section 302 (included in Exhibit 31.1)

32.1 CEO Certification Pursuant to Section 906

32.2 CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

Reports on Form 8-K

We and successor by merger to ourselves, entered into a Share Purchase Agreement, dated as of July 27, 2011 (the “Share Purchase Agreement”), with Mr. Duane Bennett and the Northeast Nominee Trust, together being our majority shareholders (the “Shareholders”), and Supera Solutions Corp., a Nevada corporation (the “Purchaser”), pursuant to which the Shareholders agreed to sell, and the Purchasers agreed to buy, 15,600,000 of our common shares, representing 61.06% of our issued and outstanding capital stock. The Purchaser agreed to pay an aggregate $310,000 for our shares.

The Closing will occur not later than 45 days from the effective date of a 1:30 reverse stock split which we agreed to consummate as a condition of the Purchaser’s obligation to close the purchase and sale of the shares. Both the Shareholders and the Purchaser have the benefit of several conditions of closing which are set forth in the Share Purchase Agreement.

We engaged in a recapitalization pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, on July 12, 2011. We exchanged $90,000 in a new convertible promissory note bearing interest at 5% for its outstanding $90,000 promissory note, dated September 17, 2010, with the new note providing substantially more protection to the holder against dilution in the event of a reverse stock split.

On July 27, 2011, we entered into an agreement (the “Debt Purchase Agreement”), by and among Galileo Partners, LLC, a California limited liability company (the “Assignee”), and Greentree Financial Group, Inc., a Florida corporation (the “Assignor”), pursuant to which the Assignor agreed to sell, assign, transfer and convey unto Assignee its partial rights and interests of $15,000 in principal of the new note in exchange for a payment in the amount of $15,000 from the Assignee. The remaining rights and interests in the balance of the new Promissory Note (if any) will remain with the Assignor. The Assignee is not an affiliate of the Assignor or the Purchaser within the meaning of Rule 405 under the Securities Act of 1933, as amended.

(21)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUESKY SYSTEMS, CORP.
(Registrant)
Date: August 12, 2011
By: Duane Bennett
President, Chief Executive Officer, and
Chief Financial Officer

(22)