Form 10-Q
period 2011-09-30
BLUESKY SYSTEMS CORP
filed 2011-11-21
CIK 1310893

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period From ____to _____

Commission File Number

000-52548

BLUESKY SYSTEMS HOLDINGS, INC.

(FKA BLUESKY SYSTEMS CORP.)

 (Exact name of small business issuer as specified in its charter)

Nevada	05-6141009
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1801 Century Park East, Suite 1500, Los Angeles, California 90067

 (Address of principal executive offices)

(310) 277-4200

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

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ]

Number of shares of common stock outstanding as of November 17, 2011: 39,535,005

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

(1)

(2)

ITEM 1. FINANCIAL STATEMENTS

INDEX TO BLUESKY SYSTEMS HOLDINGS, INC. (FKA BLUESKY SYSTEMS CORP.) CONSOLIDATED FINANCIAL STATEMENTS

(3)

BLUESKY SYSTEMS, CORP.
Consolidated Balance Sheets
At September 30, 2011 and December 31, 2010

Assets:	(Unaudited)	(Audited)
Current assets	9/30/2011	12/31/2010
Cash	$—	$297
Prepaid consulting expense	—	26,469

Total current assets	—	26,766

Fixed assets
Property and equipment	105,000	105,000
Accumulated depreciation	(11,343)	(8,426)

Total fixed assets	93,657	96,574

Total assets	$93,657	$123,340

Liabilities and Stockholders' (Deficit)
Current liabilities
Accounts payable and accrued expenses	$23,260	$15,610
Accounts payable - related party	5,000	5,000
Accrued interest payable	5,911	2,536
Derivative liability	107,127	134,900
Current portion of notes payable - related party	1,645	1,645
Convertible note, net of discounts of $-0- and $73,782, respectively	75,000	16,218

Total current liabilities	217,943	175,909

Long-term notes payable - related party	99,234	100,379

Total liabilities	317,177	276,288

Stockholders' (Deficit)
Common stock, (50,000,000 shares authorized, 1,285,005 shares issued
and outstanding, par value $.001 per share)	1,285	852
Additional paid-in capital	1,375,650	1,326,603
Retained deficit	(1,600,455)	(1,480,403)

Total stockholders' (deficit)	(223,520)	(152,948)

Total liabilities and stockholders' (deficit)	$93,657	$123,340

The accompanying notes are an integral part of these consolidated financial statements

(4)

BLUESKY SYSTEMS, CORP.
Unaudited Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	09/30/2011	09/30/2010	09/30/2011	09/30/2010

Rental income	$4,265	$4,264	$12,411	$14,016

Total revenue	4,265	4,264	12,411	14,016

Selling, general and administrative expenses	8,192	36,415	46,030	39,613
Depreciation	973	972	2,917	2,916
Total expenses	9,165	37,387	48,947	42,529

Net ordinary (loss)	(4,900)	(33,123)	(36,536)	(28,513)

Other income (expense):
Change in fair value of derivative liability	5,422	(59,295)	(1,707)	(59,295)
Interest expense	(2,863)	(9,102)	(81,809)	(15,116)
Total other income (expense)	2,559	(68,397)	(83,516)	(74,411)

Net (loss)	$(2,341)	$(101,520)	$(120,052)	$(102,924)

Net (loss) per share, basic and fully diluted	*	$(0.12)	$(0.11)	$(0.12)

Weighted Average Common Shares Outstanding	1,068,318	851,631	1,068,339	851,631

* = Less than $.01 per share

Weighted average common shares have been retroactively restated herein for the 30 for 1 reverse stock split

The accompanying notes are an integral part of these consolidated financial statements

(5)

BLUESKY SYSTEMS, CORP.
Consolidated Statement of Stockholders' Deficit
For the Nine Months Ended September 30, 2011

(Unaudited)

	Common				Total
	Stock		Additional		Stockholders'
	(Par Value	Common	Paid in	Retained	Equity
	$.001)	Shares	Capital	(Deficit)	(Deficit)

Balances, January 1, 2011	$852	851,631	$1,326,603	$(1,480,403)	$(152,948)

Common shares issued in retirement of $5,000 portion of $90,000 convertible note	33	33,333	4,967	—	5,000

Common shares issued in retirement of $10,000 portion of $90,000 convertible note	400	400,000	9,600	—	10,000

Rounding due to reverse split	—	41	—	—	—

Contributed capital from shareholder for payment of accounts payable	—	—	5,000	—	5,000

Adjustment to derivative liability for value of converion	—	—	29,480	—	29,480

Net loss for the nine months ended September 30, 2011	—	—	—	(120,052)	(120,052)

Balances, September 30, 2011	$1,285	1,285,005	$1,375,650	$(1,600,455)	$(223,520)

Common stock amount and related common shares have been retroactively restated herein for the 30 for 1 reverse stock split

The accompanying notes are an integral part of these consolidated financial statements

(6)

BLUESKY SYSTEMS, CORP.
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended	Nine Months Ended
	09/30/2011	09/30/2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(120,052)	$(102,924)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Change in fair value of derivative liability	1,707	59,295
Depreciation	2,917	2,916
Amortization of debt discount	73,782	4,737
Prepaid expense	26,469	3,018
Accounts payable and accrued expenses	7,650	1,193
Accrued interest payable	3,375	1,411
NET CASH (USED IN) OPERATING ACTIVITIES	(4,152)	(30,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital from shareholder	5,000	—
Borrowing on debt	—	32,650
Principal repayments of long term notes payable - related party	(1,145)	(2,088)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,855	30,562

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(297)	209

CASH AND CASH EQUIVALENTS:
Beginning of period	297	53

End of period	$(0)	$262

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for interest	$4,652	$9,128

Cash paid during the period for income taxes	$—	$—

Derivative liability	$—	$90,000

NON-CASH FINANCING ACTIVITIES:
Common shares issued in retirement of $5,000 portion of $90,000 convertible note	$5,000	$—

The accompanying notes are an integral part of these consolidated financial statements

(7)

BLUESKY SYSTEMS HOLDINGS, INC. (FKA BLUESKY SYSTEMS CORP.)

AND SUBSIDIARY

Notes to Consolidated Financial Statements, Unaudited

For the Nine Months Ended September 30, 2011

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

Revenue Recognition—The Company’s revenue is derived from rental income from 4 leases. The expired leases are considered month-to-month leases. In accordance with section 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying September 30, 2011 balance sheet. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue is recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

(8)

BLUESKY SYSTEMS HOLDINGS, INC. (FKA BLUESKY SYSTEMS CORP.)

AND SUBSIDIARY

Notes to Consolidated Financial Statements, Unaudited

For the Nine Months Ended September 30, 2011

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

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

Loss per Common Share— Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2011.

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

Fair Value Measurements -  On January 1, 2008, the Company adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. Beginning on January 1, 2009, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed

(9)

BLUESKY SYSTEMS HOLDINGS, INC. (FKA BLUESKY SYSTEMS CORP.)

AND SUBSIDIARY

Notes to Consolidated Financial Statements, Unaudited

For the Nine Months Ended September 30, 2011

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Fair Value of Financial Instruments (Cont.)--

based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

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

Non-Recurring fair value metrics:

Level 1 – None

Level 2 – None

Level 3 – Derivative Liability - $ 107,127

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. During 2011 and 2010 interim periods, Accounts Receivable in the amounts of $-0- and $-0- were deemed uncollectible and were written off to Bad Debt Expense. As of September 30, 2011, the Company’s accounts receivable balance was $-0-.

(10)

BLUESKY SYSTEMS HOLDINGS, INC. (FKA BLUESKY SYSTEMS CORP.)

AND SUBSIDIARY

Notes to Consolidated Financial Statements, Unaudited

For the Nine Months Ended September 30, 2011

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Impairment of Long-Lived Assets— The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2011.

Advertising Costs—Advertising costs are expensed as incurred. Advertising expense totaled $-0- and $-0- for the three and nine months ended September 30, 2011 and 2010, respectively.

Recent Accounting Pronouncements — The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the nine months ended September 30, 2011.

As a result of the Company’s implementation of the Codification during the nine months ended September 30, 2011, previous references to new accounting standards and literature are no longer applicable. In the current annual consolidated financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

(11)

BLUESKY SYSTEMS HOLDINGS, INC. (FKA BLUESKY SYSTEMS CORP.)

AND SUBSIDIARY

Notes to Consolidated Financial Statements, Unaudited

For the Nine Months Ended September 30, 2011

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

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2011 and 2010 are summarized as follows:

Cash paid during the period for interest and income taxes:

Cash paid during the period for interest and income taxes:
	2011	2010
Income Taxes	$—	$—
Interest	$4,652	$9,128

NOTE C—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there from, there is no provision for current or deferred federal or state income taxes for the three and nine months ended September 30, 2011 and 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of September 30, 2011 and December 31, 2010 is as follows:

	09/30/2011	12/31/10
Total Deferred Tax Asset	$74,400	$42,800
Valuation Allowance	(74,400)	(42,800)
Net Deferred Tax Asset	$—	$—

The measurement valuation allowance increased $18,000 during the nine months ended September 30, 2011.

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the nine months ended September 30, 2011 and 2010 is as follows:

	2011	2010
Income tax computed at the federal statutory rate	34%	34%
Valuation allowance	(34%)	(34%)
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company has approximately $219,000 in carry forwards available through the year 2030.

(12)

BLUESKY SYSTEMS HOLDINGS, INC. (FKA BLUESKY SYSTEMS CORP.)

AND SUBSIDIARY

Notes to Consolidated Financial Statements, Unaudited

For the Nine Months Ended September 30, 2011

NOTE D—GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company has suffered recurring losses from operations to date. It experienced losses of $120,052 during the nine months ended September 30, 2011. The Company had a net working capital deficiency and a net deficiency of $217,943 and $1,600,4558, respectively, as of September 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE E—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2011 and 2010.

NOTE F—NOTES PAYABLE AND DERIVATIVE LIABILITY

A note payable incurred for the purchase of the rental property consists of the following at September 30, 2011:

Secured Commercial Mortgage to an unrelated party.
Interest bearing 6.875 % with a maturity of June 1, 2037,
Balance at September 30, 2011	$100,879
Less: Short term portion of mortgage payable	(1,645)
Long term portion of mortgage payable	$99,234

The aggregate amount of long-term debt at September 30, 2011 maturing during each of the succeeding five years and thereafter is as follows:

For the year ending	Amount

2011	$1,645
2012	$1,368
2013	$1,465
2014	$1,569
2015	$1,680
Thereafter	$93,152
Total	$100,879

An unsecured note payable for SEC compliance services rendered during the quarter and for the upcoming year end in the amount of $90,000 was incurred during the prior year. Included in the accompanying consolidated balance sheets at December 31, 2010 is $26,469 in prepaid consulting services which were matched with services performed in the year-end filings during the nine months ended September 30, 2011. Accordingly, $26,469 in expense is included in the accompanying statements of operations for the nine months ended September 30, 2011. The promissory note carries an annual interest rate of 5% and is due on September 30, 2011 to an unrelated consulting firm. There is $5,911 in accrued interest payable at September 30, 2011. The note carries an option to the holder of converting the note into equity at a price of $.25 per share or 50% of the then bid price at the date of issuance of such stock, whichever is less.

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

(13)

BLUESKY SYSTEMS HOLDINGS, INC. (FKA BLUESKY SYSTEMS CORP.)

AND SUBSIDIARY

Notes to Consolidated Financial Statements, Unaudited

For the Nine Months Ended September 30, 2011

NOTE F—NOTES PAYABLE AND DERIVATIVE LIABILITY (CONT.)

The Company valued the conversion features in its convertible notes using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return ranging from 0.02% to 0.30%, grant dates of stock warrants, the term of the stock warrants, conversion prices ranging from $0.005 to $0.125, current stock prices on the measurement date ranging from $0.01 to $0.25, and the computed measure of the Company’s stock volatility, ranging from 254.77% to 608.09%.

Included in the September 30, 2011 is a derivative liability in the amount of $107,127 to account for this transaction. There were no balances in prior periods since this liability arose in the third quarter of 2010. It will be revalued quarterly henceforth and adjusted as a gain or loss to the statements of operations depending on its value at that time. $15,000 in the Company’s notes payable was converted in the third quarter of 2011 and an adjustment for $29,480 was made to the derivative liability accordingly.

Included in our Statements of Operations for the nine months ended September 30, 2011 are $1,707 and $73,782 in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

NOTE G—PROPERTY AND EQUIPMENT

Property and equipment—Depreciable assets are stated at cost. As of September 30, 2011, the Company had the following depreciable assets:

Asset	Cost	Accumulated Depreciation	Book Value	Estimated Life	Estimated Annual Depreciation
Rental Property	$105,000	$11,343	$93,657	27.5	$3,889

NOTE H—MATERIAL

During the quarter ended September 30, 2011, the Company effectuated a 1:30 reverse stock split of its common stock. These financial statements are retroactively restated herein as though the split occurred at the beginning of the periods presented.

The Company entered into a Share Purchase Agreement, dated as of July 27, 2011 (the “Share Purchase Agreement”), with Mr. Duane Bennett and the Northeast Nominee Trust, together being the majority shareholders of the Company (the “Shareholders”), and Supera Solutions Corp., a Nevada corporation (the “Purchaser”), pursuant to which the Shareholders agreed to sell, and the Purchasers agreed to buy, 15,600,000 pre-split common shares of the Company, representing 61.06% of the issued and outstanding capital stock of the Company.

The Closing of the above mentioned transaction occurred subsequent to quarter end.

(14)

BLUESKY SYSTEMS HOLDINGS, INC. (FKA BLUESKY SYSTEMS CORP.)

AND SUBSIDIARY

Notes to Consolidated Financial Statements, Unaudited

For the Nine Months Ended September 30, 2011

NOTE I—SUBSEQUENT EVENTS

The Closing of the above mentioned transaction in “Note H – Material Event” occurred subsequent to quarter end.

The Company engaged in a recapitalization pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, on July 12, 2011. It exchanged $90,000 in a new convertible promissory note bearing interest at 5% for its outstanding $90,000 promissory note, dated September 17, 2010, with the new note providing substantially more protection to the holder against dilution in the event of a reverse stock split.

Effective October 4, 2011, the Company entered into a License Agreement with Supera Group, LLC (“Supera”) pursuant to which Supera granted to the Company an exclusive license to use Supera’s technology, including patents for the manufacture and sale of readers/writers and high-capacity data storage in a card format for use in healthcare, patient management, medical, dental and pharmaceutical records and any other health application. In connection with entering into the License Agreement, the Company issued 30,200,000 post-split shares to Supera and agreed to pay 4% of gross sales from licensed products. The term of the license grant is for until the last to expire of the Licensed Patents. An additional 400,000 post-split common shares were issued during the quarter ended September 30, 2011 in connection with the reverse merger and conversion of debt into equity.

Effective October 20, 2011, the Company issued an aggregate of 8,050,000 post-split common shares of its Common Stock to four persons who are not affiliates of the Company. The shares were issued pursuant to the conversion of the Company’s convertible promissory note rendering a zero balance currently.

(15)

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

BUSINESS DESCRIPTION

Effective October 4, 2011, we entered into an Exclusive License Agreement (the “License Agreement”) with Supera Group, LLC (“Supera”) pursuant to which Supera granted to us an exclusive license to use Supera’s technology, including patents for the manufacture and sale of readers/writers and high-capacity data storage in a card format for use in healthcare, patient management, medical, dental and pharmaceutical records and any other health application. In connection with entering into the License Agreement, we issued 30,000,000 shares to Supera and agreed to pay 4% of gross sales from licensed products. The term of the license grant is for until the last to expire of the Licensed Patents.

Since the transaction closed after September 30, 2011, this Form 10-Q describes the business prior to such transaction.

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

(16)

As per the terms of the Stock Purchase Agreement, the mortgage will continue to be the personal liability of the Seller until paid in full by him. All rental proceeds are to be collected by and controlled by the Seller until the property is resold and any negative cash flows for repairs or expenses will be the sole responsibility of the Seller. Furthermore in the event, cash flow after all expenses exceeds 20%, Bluesky and the Seller will equally share the proceeds. Upon liquidation of the property after expenses, the Seller will receive 25% of the capital gains profit and Bluesky will receive 75% of the capital gains profit. If the Seller is incapable of managing the property, then Bluesky will hire a professional property management company to manage the day to day operations, at the Seller’s expense. Additionally, 100,000 (one hundred thousand) shares of the 250,000 (two hundred fifty thousand) shares are to be sold at a mutually acceptable price and the proceeds to be used exclusively for the pay down of the mortgage on the 12-14 Osgood Street property. Bluesky paid $5,000 (five thousand) dollars for consideration in this transaction

Our executive offices are located at 191 Chestnut Street in Springfield, Massachusetts 01103. Our telephone number is (413) 734-3116. We are currently authorized to issue 50,000,000 shares of common stock. We currently have 39,535,005 shares of common stock issued and outstanding.

As shown in the accompanying financial statements, we suffered recurring losses from operations to date. We experienced losses of $120,052 during the nine months ended September 30, 2011. We had a net working capital deficiency and a net deficiency of $217,943 and $1,600,455, respectively, as of September 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of October 4, 2011, the Company entered into an agreement for a 90 day period of time pursuant to which the Osgood Street units will be operated and then disposed of to Pablo Torres or his nominee for a nominal price with Mr. Torres assuming the mortgage.

Recent Events

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

(17)

On August 18, 2011, we filed Articles of Amendment to our Articles of Incorporation (the “Amendment”) to implement a one-for-thirty reverse split of our common stock (the “Reverse Split”), as previously authorized and approved by action by written consent of our majority shareholders and by action by written consent of our Board of Directors. The Reverse Split was effective as of 9:00 a.m. (Eastern Time) on September 1, 2011, and our common stock began trading on the OTCBB on a post-split basis on September 1, 2011.

As a result of the Reverse Split, every thirty shares of common stock were combined into one (1) share of common stock. The Reverse Split affects all our common stock outstanding immediately prior to the effective time of the Reverse Split. Shareholders will not receive fractional post-reverse stock split shares in connection with the Reverse Stock Split. Instead, all fractional shares were rounded up to the next whole share.

On September 21, 2010, Bluesky Systems Corp., a Pennsylvania corporation, consummated a redomicile merger with Bluesky Systems Holdings, Inc., a Nevada corporation, and thereafter became Bluesky Systems Holdings, Inc., a Nevada corporation. A Definitive Information Statement on Schedule 14C describing the Federal and state law implications of this change in domicile was filed with the Commission on August 27, 2010 and was mailed to shareholders on the same date.

Effective October 4, 2011, we entered into an Exclusive License Agreement (the “License Agreement”) with Supera Group, LLC (“Supera”) pursuant to which Supera granted to us an exclusive license to use Supera’s technology, including patents for the manufacture and sale of readers/writers and high-capacity data storage in a card format for use in healthcare, patient management, medical, dental and pharmaceutical records and any other health application. In connection with entering into the License Agreement, we issued 30,200,000 shares to Supera and agreed to pay 4% of gross sales from licensed products. The term of the license grant is for until the last to expire of the Licensed Patents.

Pursuant to the License Agreement, we issued to Supera an aggregate of 30,200,000 shares of its Common Stock (the “Shares”) of which 200,000 Shares were transferred to Duane Bennett for services rendered in connection with negotiating the License Agreement. The Shares were issued under an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D.

Effective October 4, 2011, Duane Bennett resigned as our President, Secretary and Treasurer, and Dan Kehoe was appointed to such offices as of such date. Mr. Bennett retained his position as a director of the Company agreeing to resign effective as of the expiration of the ten day waiting period under Rule 14f-1 of the Securities Exchange Act of 1934, as amended.

Effective October 20, 2011, we issued an aggregate of 8,050,000 common shares to four persons who are not affiliates. The shares were issued pursuant to the conversion of our Convertible Promissory Note. The shares were issued under an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D.

(18)

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Revenues (for the Three Months Ended September 30, 2011 and 2010).

Revenues increased $1 to $4,265 for the three months ended September 30, 2011, as compared with $4,264 for the three months ended September 30, 2010. Revenues consisted of rentals on residential rental properties. We had four leases, of which three expired in May 2006. The expired leases are now considered month-to-month leases. The increase in revenues is attributable to the rental rates and vacancy rates of our property which was sold and the acquisition of the Osgood Street property.

All sales transactions were with unrelated parties.

Revenues (for the Nine Months Ended September 30, 2011 and 2010).

Revenues decreased $1,605 to $12,411 for the nine months ended September 30, 2011, as compared with $14,016 for the nine months ended September 30, 2010. Revenues consisted of rentals on residential rental properties. We had four leases, of which three expired in May 2006. The expired leases are now considered month-to-month leases. The increase in revenues is attributable to the rental rates and vacancy rates of our property which was sold and the acquisition of the Osgood Street property.

All sales transactions were with unrelated parties.

Cost of Sales (for the Three Months Ended September 30, 2011 and 2010).

None.

Cost of Sales (for the Nine Months Ended September 30, 2011 and 2010).

None.

Expenses (for the Three Months Ended September 30, 2011 and 2010).

Operating expenses for the three months ended September 30, 2011 decreased $28,222 to $9,165 from $37,387 for the three months ended September 30, 2010. The decrease in expenses through the three months ended September 30, 2011 was due to decreased selling, general and administrative expenses attributable to lesser consulting related fees for services we received.

We do not have any lease agreements for our principal office and do not currently have any employment agreements.

Expenses (for the Nine Months Ended September 30, 2011 and 2010).

Operating expenses for the nine months ended September 30, 2011 increased $6,418 to $48,947 from $42,529 for the three months ended September 30, 2010. The increase in expenses through the nine months ended September 30, 2011 was due to increased selling, general and administrative expenses attributable to higher accounting fees for accounting service we received and expiration of a prior period prepaid expense item in 2011.

We do not have any lease agreements for our principal office and do not currently have any employment agreements.

(19)

Income Taxes (for the Three Months Ended September 30, 2011 and 2010).

We had no provision for income taxes for the three months ended September 30, 2011 and 2010, respectively, due to our net loss.

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

Income Taxes (for the Nine Months Ended September 30, 2011 and 2010).

We had no provision for income taxes for the nine months ended September 30, 2011 and 2010, respectively, due to our net loss.

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

Income/Losses (for the Three Months Ended September 30, 2011 and 2010).

We had a net loss of $2,341, or less than $0.01 per common share for the three months ended September 30, 2011. This compares to a net loss of $101,520, or $.12 per common share for the three months ended September 30, 2010. The net loss is attributable to the decrease in general and administrative expenses as mentioned above, the decrease in interest expense and a decrease in change in fair value of derivative liability.

Income/Losses (for the Nine Months Ended September 30, 2011 and 2010).

We had a net loss of $120,052, or $0.11 per common share for the nine months ended September 30, 2011. This compares to a net loss of $102,924, or $.12 per common share for the nine months ended September 30, 2010. The net loss is attributable to the increase in general and administrative expenses as mentioned above, the increase in interest expense and a change in fair value of derivative liability.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the Nine Months Ended September 30, 2011 and 2010).

Cash flows used in operations were $4,152 and $30,353 for the nine months ended September 30, 2011 and 2010, respectively. The positive cash flow in 2011 and 2010 is attributable to non-cash charges exceeding net loss.

We had no cash flows provided by investing activities for the nine months ended September 30, 2011 and 2010.

Cash flows provided by financing activities were $3,855 and $30,562 for the nine months ended September 30, 2011 and 2010, respectively. Cash flows used in these periods were due primarily to repayments on notes payable on our income producing rental property. Cash was provided by a borrowing on debt in 2010 and from a capital contribution from our shareholder in 2011.

(20)

We had cash on hand of $-0- and a working capital deficit of $217,943 as of September 30, 2011. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during 2011 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2011 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

Going concern

As shown in the accompanying financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $ 600,475 as of September 30, 2011. These factors raise substantial doubt about our ability to continue as a going concern.

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

(21)

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2011. Management is in the process of identifying deficiencies with respect to the Company's disclosure controls and procedures in order to implement corrective measures.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(22)

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (one individual), of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not were not effective as of September 30, 2011. Management is in the process of identifying deficiencies with respect to the Company's disclosure controls and procedures in order to implement corrective measures.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(23)

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 33,333 unregistered post-split common shares during the period ended September 30, 2011 for retirement of $15,000 worth of our $90,000 convertible promissory note payable.

We hereby voluntarily disclose certain sales of unregistered equity securities made subsequent to September 30, 2011 but prior to the issuance of this Form 10-Q as follows:

We issued 30,200,000 unregistered post-split shares to Supera after September 30, 2011 as part of the reverse merger. An additional 400,000 unregistered post-split common shares were issued during the quarter end in connection with the reverse merger.

We issued an aggregate of 8,050,000 unregistered post-split common shares to four non-affiliated persons after September 30, 2011. The shares were issued pursuant to the conversion of our convertible promissory note.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

We have not had any default upon senior securities.

ITEM 4.      REMOVED AND RESERVED

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

31.1 CEO Certification Pursuant to Section 302

31.2 CFO Certification Pursuant to Section 302 (included in Exhibit 31.1)

32.1 CEO Certification Pursuant to Section 906

32.2 CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

(24)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUESKY SYSTEMS HOLDINGS, INC. (Registrant)

Date: November 17, 2011	By:	Dan Kehoe
Dan Kehoe President, Chief Executive Officer, and Chief Financial Officer